Form 10QSB
period 2001-03-31
DEMAND FINANCIAL INC
filed 2001-05-15
CIK 1137855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                       COMMISSION FILE NUMBER   000-32629
                                                ---------

                             DEMAND FINANCIAL, INC.
               (Exact name of registrant as specified in charter)

                      NEVADA                            91-1997728
                      ------                            ----------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO                   M5H 3L5
----------------------------------------------------                  ----------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code                (416) 428-5647
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----
PART I

  ITEM 1.    FINANCIAL STATEMENTS                                             3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                   7

PART II

  ITEM 1.    LEGAL PROCEEDINGS                                               11
  ITEM 2.    CHANGES IN SECURITIES                                           11
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 11
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             11
  ITEM 5.    OTHER INFORMATION                                               11
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                11

ITEM 1. FINANCIAL STATEMENTS

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                        March 31,    December 31,
                                                          2001           2000
                                                        ---------    ------------
ASSETS:
  Current Assets                                         $     --      $     --
                                                         --------      --------
    Total Current Assets                                       --            --

TOTAL ASSETS                                             $     --      $     --
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                                     $  1,179      $     --
    Notes Payable                                           1,644            --
                                                         --------      --------
    Total Current Liabilities                               2,823            --

    Total Liabilities                                       2,823            --

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares               10,000         1,000
    Additional Paid in Capital                              4,000         4,000
    Retained Earnings (Deficit)                           (16,823)       (5,000)
                                                         --------      --------
    Total Stockholders' Equity                             (2,823)           --

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     --      $     --
                                                         ========      ========


See accompanying notes to financial statements.

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                  Cumulative amounts
                                                                                    since inception
                                         Three Months ended  Three Months ended   December 31, 1996 to
                                           March 31, 2001      March 31, 2000       March 31, 2001
                                         ------------------  ------------------  --------------------
Revenues                                     $         --        $        --        $        --

Operating expenses                                 10,644                 --             15,644
Legal and Accounting                                1,179                 --              1,179
                                             ------------        -----------        -----------

Net income (loss) from operations                 (11,823)                --            (16,823)

Provision for income taxes                             --                 --                 --
                                             ------------        -----------        -----------

Net loss                                     $    (11,823)       $        --        $   (16,823)
                                             ============        ===========        ===========

Retained earnings (deficit)- beginning             (5,000)            (5,000)                --
                                             ------------        -----------        -----------

Retained earnings (deficit)- ending          $    (16,823)       $    (5,000)       $   (16,823)
                                             ============        ===========        ===========

Net loss per common share                    $      (0.00)       $     (0.00)       $     (0.00)
                                             ------------        -----------        -----------
Weighted average number
  of shares outstanding                        10,000,000          1,000,000          8,843,137
                                             ============        ===========        ===========


See accompanying notes to financial statements.

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                           Cumulative amounts
                                                                                             since inception
                                                   Three Months ended  Three Months ended  December 31, 1996 to
                                                     March 31, 2001      March 31, 2000      March 31, 2001
                                                   ------------------  ------------------  --------------------
Cash flows from operating activities:
  Net losses                                            $(11,823)           $     --            $(16,823)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Changes in assets and liabilities:
  Increase in accounts payable                             1,179                  --               1,179
                                                        --------            --------            --------
Net cash (used) by operating activities                  (10,644)                 --             (15,644)

Cash flows from financing activities:
  Proceeds from notes payable                              1,644                  --               1,644
  Issuance of common stock                                 9,000                  --              14,000
                                                        --------            --------            --------
Net cash provided (used) by financing activities          10,644                  --              15,644

Net increase (decrease) in cash                               --                  --                  --

Cash, beginning of period                                     --                  --                  --
                                                        --------            --------            --------

Cash, end of period                                     $     --            $     --            $     --
                                                        ========            ========            ========
Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered           $  9,000            $     --            $ 14,000
                                                        ========            ========            ========


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2. NOTES PAYABLE

During the quarter ended March 31, 2001, the Company received various loans totaling $1,644 from an affiliated company in order to pay operating expenses. These demand notes bear 8% simple interest and are due March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by Demand Financial with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

Demand Financial International, Ltd., intends to develop a caviar lounge, restaurant and piano bar business situated high a-top famous skylines in North America. Demand Financial is a company in the development stage. Demand Financial was incorporated in the State of Nevada on December 31, 1996. From incorporation until December 31, 2000, Demand Financial had no business operations of any kind.

We currently do not have capital to implement the business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan. The independent auditors of Demand Financial have qualified their opinion as to our ability to continue as a going concern. To fund our operations, we intend to seek either debt or equity capital or both, or the possibility of a merger with a business with ongoing profitable operations, among other things. Until such time as we have adequate funding, the stockholders, officers and directors have committed to advance the operating expenses of the company.

We have no commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital.

BUSINESS STRATEGY

Our plan is to design and operate a successful, high-end food and entertainment chain which combines a caviar lounge, restaurant and piano bar. As a part of this plan, we focus on the creation of a sophisticated and relaxed atmosphere within well-known high-rise towers in major cities offering dining and entertainment for professionals from businesses and high-end social communities. We are currently searching for a suitable location for our first operation in the Toronto, Canada area. Our intent is to find a location in close proximity to the financial community. If our initial operation is successful, we plan to expand into other large cities such as New York City, Los Angeles, Chicago and Houston. The goal of our establishments will be the creation an exclusive environment in which our customers may conduct business meetings or simply relax. We intend for the establishments to be upscale, the products of the highest quality, and the service exemplary.

Our products will focus on a selection of high quality caviar, fresh seafood, vintage wines, quality liquors and liqueurs, a skyline view and piano bar. Our intent is to earn a reputation as a premier cosmopolitan restaurant and lounge. Our sources of revenues principally will be from food and beverage sales.

PRODUCTS

We plan to offer caviar as our featured item. Our menu will also include a high-quality selection of fresh shellfish and seafood, gourmet sandwiches, salads, hors de oeuvres, and a variety of meals with a light and healthy appeal. We will also offer an extensive wine list and a collection of fine cognac, scotch and exclusive liqueurs.

We believe that featuring caviar is ideal for many reasons. First, caviar appeals to many up-scale consumers who appreciate its quality and enjoy the social status it has acquired. Second, caviar is rapidly becoming a popular consumer product. Third, caviar can be enjoyed alone as an appetizer or can be incorporated into a fine meal. Finally, a large percentage of today's consumers have a preference for lighter, healthy foods instead of heavy dining. We believe that today's restaurant patron prefers quality to quantity.

Our management and staff will be committed to providing our clientele with an exceptional level of service and professionalism.

We believe that there will be an ample supply of the products we plan to offer in each of the cities that we have targeted for expansion.

MARKETING

The strategy behind our marketing program will be to create consumer awareness of our establishments. We plan to focus on a clientele with a preference for an upscale social environment, and quality products and services. To generate this awareness we intend to devote a great deal of attention to the atmosphere and the decor of the facilities. Attention to details, including the style of furniture, the artwork, the interior design and the indoor waterfall, will enable us to create an overall relaxing environment for our clientele. The main attraction of our restaurant/lounge is intended to be the experience it offers; extraordinary views of the city, ambience, and unique cuisine. We believe that the location with accompanying views is an integral part of attracting the patrons we are targeting.

Advertising will be the significant ingredient of our marketing program and will initially be focused in the greater metropolitan area in which the lounge is located. Thereafter, we plan to expand the awareness marketing to defined segments such as business travelers and high-end vacationers. Our advertising plan includes utilizing radio, television, print, bulk mailings and any other form of advertising that we believe will create consumer awareness that we are seeking. We also intend to contact other media outlets such as magazines, newspapers, television programs and travel guides to obtain exposure through food and restaurant reviews.

Many of our marketing plans have been successfully used in the past by other restaurant/lounge establishments; however, there is no assurance that we will be able to use them successfully to create the clientele base we are targeting.

COMPETITION

The hospitality industry is very competitive. All over North America new restaurants open up on a daily basis. Our goal is to offer something different and exciting for up-scale consumers. There are several factors that will allow us to obtain our goal. First will be the extraordinary view each restaurant will offer from high a-top office towers. This offers an advantage, as 99% of restaurants are located on ground level. The second factor is our menu selections which will be different, light and refreshing. The third factor is our service, which must be exemplary. All service personnel must treat the guest with hospitality. The fourth key factor is the atmosphere. Our atmosphere focal point will be the piano and lounge. From classical to jazz greats, we believe live music will lift the atmosphere of the restaurant. Other enhancements will include an indoor waterfall, comfortable seating, specialized lighting, and fine art. We believe that setting a new trend for the high-end niche market will allow us to differentiate ourselves from other high-end restaurants.

Our ability to compete will be dependant on the level of quality and service we provide for our consumers. There can be no assurances that we will be able to accomplish our goals or compete on a profitable basis within our target market.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended March 31, 2001 or since our inception (December 31, 1996).

Operating expenses for the quarter ended March 31, 2001 were $11,800 as compared to $0 for the prior year quarter. In January 2001 we incurred $9,000 for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 shares of our common stock (90% of our current issued and outstanding shares) for these services. We also incurred $1,200 for legal and accounting services rendered in connection with the filing of Form 10-SB with the Securities and Exchange Commission. Other operating expenses amounted to $1,600 and were incurred for supplies and filing fees.

We have incurred a cumulative net loss since inception of $16,800.

LIQUIDITY AND CAPITAL RESOURCES:

We do not currently have any working capital with which we can fund our future operations. Our auditors have issued a going-concern opinion. We cannot assure you that we will be able to continue our operations without adequate funding. We do not have any assets. Our total liabilities were $2,800 as of March 31, 2001. Total stockholders' deficit at March 31, 2001 was $2,800.

PLAN OF OPERATION

We plan to seek capital to fund our operations through a private placement of our securities. We may also seek acquisition or merger opportunities with operating companies. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the first year. We have no financing commitments or acquisition arrangements or prospects at this time. We anticipate needing capital for the following purposes:

We believe that the average start-up costs for a restaurant ranges from $80 to $125 per square foot. As we are targeting the high-end market, an exclusive location, and classic, upscale decor, we have budgeted start-up costs based on $200 per square foot. Our budget includes all costs associated with the design, architecture, engineering, contracting, legal fees, restaurant equipment, assets, fixtures, initial staff training and salaries, and primary inventory.

Start-up costs (based on a budget of $200 per square foot)          $  600,000
Initial marketing and promotion                                         50,000
Initial cash outflow (based on 3 pay periods)                          115,000
First and last, plus 3 additional months of lease payments*             93,750
Contingency funds for working capital                                  141,250
                                                                    ----------
Total                                                               $1,000,000

* Property Lease Payments are based on a premium of $75, Gross, per Square Foot

We believe that we will require additional financing (over and above the aforementioned financing) in the future for the funding of expansions into other cities. We cannot assure you that we will be successful in raising any of the capital needed to fund our operations.

Once we open one or more locations, we anticipate generating sufficient revenues with which we will be able to cover operating costs. To the extent our revenues exceed operating costs, we will use these funds for business expansion. Many restaurants are not profitable for a considerable time after their opening and many restaurants fail within the first and second year after opening. We cannot give any assurances that our lounge and food format will attract customers who spend an amount that will cover expenses or provide a profit on operations. The owning and operating of restaurants is considered a risky enterprise and investment returns are often significantly less than in other investments.


EMPLOYEES

Currently we employ one person on a part time basis. Mr. Geisler is working on a gratis basis while the company is in the development stage. At the onset of building the restaurant, it is expected Demand Financial will hire two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs, while the second, a head chef, will begin preparation of the operation's menu and recipes. When the restaurant is ready for opening, we anticipate employing between 15 and 20 full and part-time hospitality staff and management associates. We will also need accounting and general administrative personnel.

DESCRIPTION OF PROPERTIES

The offices of the company are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. The telephone number is 416-428-5647.

Pursuant to an oral agreement, we are entitled to use office space otherwise provided to our executive officer. In addition, we are provided office services as may be required from time to time. We do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.

We believe each Demand Financial caviar lounge and restaurant will be comprised of approximately 3,000 square feet in a high-rise building with appropriate views, and include a piano bar and indoor waterfall as the main centerpieces as well as a kitchen and comfortable seating. We cannot assure you that we will be able to locate suitable restaurant space that meets our business plan.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On January 17, 2001, we issued 9,000,000 shares of common stock to Mr. Mitchell Geisler, the President of the Company, in payment of his services as a consultant in the preparation of our business plan. We have expensed $9,000 for these services in January 2001. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Mr. Geisler is a sophisticated investor. Mr. Geisler is a director or has been an employee/consultant of several companies, most of which operate in the area of hospitality services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2001, the Company received various loans totaling $1,644 from an affiliated company in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER                NAME OF EXHIBIT

     23.1           Consent of Simon Krowitz Bolin & Associates, P.A.
                    (Filed electronically herewith)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant) DEMAND FINANCIAL INTERNATIONAL, LTD.

                                        By /s/ Mitchell Geisler
                                           --------------------
                                        Mitchell Geisler, President, Secretary,
                                        Treasurer & Chief Financial Officer

                             Date       May 11, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By /s/ Mitchell Geisler
                                           --------------------
                                        Mitchell Geisler, President, Secretary,
                                        Treasurer & Chief Financial Officer

                             Date       May 11, 2001

                                 EXHIBIT INDEX

EXHIBIT NUMBER                NAME OF EXHIBIT
     23.1           Consent of Simon Krowitz Bolin & Associates, P.A.
                    (Filed electronically herewith)
