Form 10QSB
period 2001-06-30
DEMAND FINANCIAL INC
filed 2001-08-10
CIK 1137855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-32629
                                               ---------

                               DEMAND FINANCIAL INC.
               (Exact name of registrant as specified in charter)

             NEVADA                                        91-1997728
  -------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO                M5H 3L5
----------------------------------------------------               ----------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (416) 428-5647
                                                   --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    PAGE
-----------------------                                                    ----

PART I

  ITEM 1.       FINANCIAL STATEMENTS                                          3
  ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                8

PART II

  ITEM 1.       LEGAL PROCEEDINGS                                            12
  ITEM 2.       CHANGES IN SECURITIES                                        12
  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                              12
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12
  ITEM 5.       OTHER INFORMATION                                            12
  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                             12

ITEM 1. FINANCIAL STATEMENTS

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                   June 30,      December 31,
                                                     2001            2000
                                                   --------      ------------

ASSETS:
    Cash                                           $    200        $     --
                                                   --------        --------
  Total Current Assets                                  200              --

TOTAL ASSETS                                       $    200        $     --
                                                   ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                               $  1,179        $     --
    Notes Payable                                     6,644              --
                                                   --------        --------
    Total Current Liabilities                         7,823              --

    Total Liabilities                                 7,823              --

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares         10,000           1,000
    Additional Paid in Capital                        4,000           4,000
    Retained Earnings (Deficit)                     (21,623)         (5,000)
                                                   --------        --------
    Total Stockholders' Equity                       (7,623)             --

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    200        $     --
                                                   ========        ========

See accompanying notes to financial statements.

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                          Three Months ended   Three Months ended
                                            June 30, 2001        June 30, 2000
                                          ------------------   ------------------

Revenues                                     $         --        $         --

Operating expenses                                    300                  --
Legal and Accounting                                4,500                  --
                                             ------------        ------------

Net income (loss) from operations                  (4,800)                 --

Provision for income taxes                             --                  --
                                             ------------        ------------

Net loss                                     $     (4,800)       $         --
                                             ============        ============

Retained earnings (deficit)- beginning            (16,823)             (5,000)
                                             ------------        ------------

Retained earnings (deficit)- ending          $    (21,623)       $     (5,000)
                                             ============        ============

Net loss per common share                    $      (0.00)       $      (0.00)
                                             ------------        ------------

Weighted average number
  of shares outstanding                        10,000,000           1,000,000
                                             ============        ============

See accompanying notes to financial statements.

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                          Cumulative amounts
                                                                                            since inception
                                              Six Months ended       Six Months ended     December 31, 1996 to
                                                June 30, 2001          June 30, 2000         June 30, 2001
                                              ----------------       ----------------     --------------------

Revenues                                        $         --           $         --           $         --

Operating expenses                                    10,944                     --                 15,944
Legal and Accounting                                   5,679                     --                  5,679
                                                ------------           ------------           ------------

Net income (loss) from operations                    (16,623)                    --                (21,623)

Provision for income taxes                                --                     --                     --
                                                ------------           ------------           ------------

Net loss                                        $    (16,623)          $         --           $    (21,623)
                                                ============           ============           ============

Retained earnings (deficit)- beginning                (5,000)                (5,000)                    --
                                                ------------           ------------           ------------

Retained earnings (deficit)- ending             $    (21,623)          $     (5,000)          $    (21,623)
                                                ============           ============           ============

Net loss per common share                       $      (0.00)          $      (0.00)          $      (0.00)
                                                ------------           ------------           ------------

Weighted average number
  of shares outstanding                           10,000,000              1,000,000              8,843,137
                                                ============           ============           ============

See accompanying notes to financial statements.

                             DEMAND FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                Cumulative amounts
                                                                                                  since inception
                                                       Six Months ended     Six Months ended    December 31, 1996 to
                                                         June 30, 2001        June 30, 2000        June 30, 2001
                                                       ----------------     ----------------    --------------------

Cash flows from operating activities:
  Net losses                                               $  (16,623)          $       --          $  (21,623)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Changes in assets and liabilities:

  Increase in accounts payable                                  1,179                   --               1,179
                                                           ----------           ----------          ----------
Net cash (used) by operating activities                       (15,444)                  --             (20,444)

Cash flows from financing activities:

  Proceeds from notes payable                                   6,644                   --               6,644

  Issuance of common stock                                      9,000                   --              14,000
                                                           ----------           ----------          ----------
Net cash provided (used) by financing activities               15,644                   --              20,644

Net increase (decrease) in cash                                   200                   --                 200

Cash, beginning of period                                          --                   --                  --
                                                           ----------           ----------          ----------

Cash, end of period                                        $      200           $       --          $      200
                                                           ==========           ==========          ==========

Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered              $    9,000           $       --          $   14,000
                                                           ==========           ==========          ==========

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2. NOTES PAYABLE

During the quarter ended June 30, 2001, the Company received various loans totaling $5,000 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10QSB and in future filings by Demand Financial with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

Demand Financial International, Ltd. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company. From incorporation through June 30, 2001, we have had no business operations of any kind. Our intention is to develop a caviar lounge, restaurant and piano bar business situated high a-top scenic skylines in North America.

Our common stock is not traded in any market or electronic medium. We intend to seek inclusion in the Over-the-Counter Bulletin Board and are in the process of implementing steps to that end. There can be no assurance given that the common stock will be traded in any public market. Moreover, if our common stock is traded, there can be no assurance given that there will be active trades in the security or at all. Therefore, holders of our common stock may not be able to sell it from time to time.

We currently do not have capital to implement our business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan. Our independent auditors have qualified their opinion as to our ability to continue as a going concern as of December 31, 2000. To fund our operations, we intend to seek either debt or equity capital or both, or the possibility of a merger with a business with ongoing profitable operations, among other things. Until such time as we have adequate funding, some of our stockholders, officers and directors have committed to advance the operating expenses of the company. We intend to minimize our expenses until such time as we receive adequate capital in order to implement our business plan.

We have no commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our operations.

BUSINESS STRATEGY

Our plan calls for designing and operating a successful, high-end food and entertainment chain, which combines a caviar lounge, restaurant and piano bar. We plan to focus on the creation of a sophisticated and relaxed atmosphere within well-known high-rise towers in major cities offering dining and entertainment and scenic views for professionals from businesses and high-end social communities. We anticipate that our initial establishment will be located in the Toronto, Canada area and we are searching for a viable location. We intend to be located in close proximity to the financial community. If our initial establishment succeeds, our business plan is to create additional operations in other large cities with large financial communities and high-rise office buildings such as New York City, Los Angeles, Chicago and Houston. We want to create an exclusive environment where our customers may conduct business meetings or relax.

Revenues will be generated from food and beverage sales, which will include high quality caviar, fresh seafood, vintage wines, quality liquors and liqueurs. In order to attract the consumer base that we seek we will offer a skyline view and piano bar. We intend to become a premier restaurant and lounge known for being upscale, with products of the highest quality, and the service exemplary. However, we cannot give any assurances that we will be successful in these endeavors.

PRODUCTS

Our featured item will be caviar but our menu will also include a selection of fresh shellfish and seafood, gourmet sandwiches, salads, hors de oeuvres, and a variety of meals with a light and healthy appeal. We plan to also offer an extensive wine list and a collection of fine cognac, scotch and exclusive liqueurs.

Our management and staff will be committed to providing our clientele with an exceptional level of service and professionalism.

MARKETING

The primary strategy behind our marketing program will be to create consumer awareness of our establishments. Our target market will be financial professionals and socialites who prefer an upscale environment, and quality products and services. We intend to devote attention to the atmosphere and the decor including the style of furniture, the artwork, the interior design and the indoor waterfall to create an overall relaxing environment for our clientele. The main attraction of our restaurant/lounge is intended to be the experience it offers; extraordinary views of the city, ambience, and unique cuisine.

In order to attract our target market we will need to devote a significant amount of funds to advertising. Advertising will initially be targeted in the greater metropolitan area in which the restaurant/lounge is located. Subsequent advertising plans to expand awareness include marketing to business travelers and vacationers. We intend to use various forms of advertising including utilizing radio, television, print, bulk mailings and any other form that we believe will create the awareness that we are seeking. We also intend to obtain exposure through food and restaurant reviews by contacting magazines, newspapers, television programs and travel guides.

Many of our marketing plans have been successfully used in the past by other restaurant/lounge establishments; however, there can be no assurance that we will be able to use them successfully to create the clientele base we are targeting.

COMPETITION

We have many competitors, most of whom have greater financial and personnel resources than we have. The hospitality industry is very competitive. We want to offer something different for our target clientele. There are several ingredients that will allow us to achieve our goal. First will be the scenic view each restaurant will offer from the top of office towers. This offers an advantage, as a vast majority of restaurants are located at ground level. The second factor is our menu selections which will be different, light and refreshing. The third factor is our service, which must be second to none. All personnel must treat the guest with hospitality. The fourth key factor is the atmosphere. Our atmosphere focal point will be the piano and lounge. Other enhancements will include an indoor waterfall, comfortable seating, specialized lighting, and fine art. We believe that if we properly combine the aforementioned factors in creating our establishments we will differentiate ourselves from other high-end restaurants. There can be no assurances that we will be able to accomplish our goals or compete on a profitable basis within our target market.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended June 30, 2001 or since our inception (December 31, 1996).

Operating expenses for the quarter ended June 30, 2001 were $4,800 as compared to $0 for the prior year quarter. We incurred $4,500 for legal and accounting services rendered in connection with the filing of Form 10-SB with the Securities and Exchange Commission and the quarterly filing of our 10QSB. Other operating expenses amounted to $300 and were incurred for supplies and filing fees.

We have incurred a cumulative net loss since inception of $21,600.

LIQUIDITY AND CAPITAL RESOURCES:

We currently have no working capital with which we can fund our future operations. We have been reliant on loans from a shareholder to fund operations to date. Our auditors have issued a going-concern opinion as of December 31, 2000. We cannot assure you that we will be able to continue our operations without adequate funding. As of June 30, 2001 our only asset was $200 in cash. Our total liabilities were $7,800, which includes $1,200 in accounts payable and $6,600 in short-term notes payable. Total stockholders' deficit at June 30, 2001 was $7,600.

PLAN OF OPERATION

We intend to seek capital to fund our operations through a private placement of our securities. We may also seek acquisition or merger opportunities with operating companies. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the first year. We have no financing commitments or acquisition arrangements or prospects at this time.

We believe that we will require additional financing (over and above the aforementioned financing) in the future for the funding of expansions into other cities. We cannot assure you that we will be successful in raising any of the capital needed to fund our operations.

We anticipate generating sufficient revenues with which we will be able to cover operating costs. To the extent our revenues exceed operating costs, we will use these funds for business expansion. Many restaurants are not profitable for a considerable time after their opening and many fail within the first and second year after beginning operations. We cannot give any assurances that our format will attract consumers who spend an amount that will be needed to cover expenses or provide a profit on operations.

EMPLOYEES

Mr. Geisler, our chief executive officer and only employee, is working part-time on a gratis basis while we are in the development stage. At the onset of building our first restaurant (once adequate funding is secured), it is anticipated that we will require two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs, while the second, a head chef, will begin preparation of our menu and recipes. When the restaurant is ready for opening, we anticipate employing several full and part-time hospitality staff and management associates. Accounting and general administrative personnel will also be required.

DESCRIPTION OF PROPERTIES

The offices of the company are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. The telephone number is 416-428-5647.

We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.

We believe each caviar lounge and restaurant that we open will be comprised of approximately 3,000 square feet in a high-rise building with appropriate views, and include a piano bar and indoor waterfall as the main centerpieces as well as a kitchen and comfortable seating. We cannot assure you that we will be able to locate suitable restaurant space that meets our business plan.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2001, the Company received various loans totaling $5,000 from a shareholder order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                (Registrant) DEMAND FINANCIAL INTERNATIONAL, LTD.
                               By /s/ Mitchell Geisler
                                  ----------------------------------------------
                               Mitchell Geisler, President, Secretary, Treasurer & Chief Financial Officer

                Date           August 9, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ Mitchell Geisler
                                  ----------------------------------------------
                               Mitchell Geisler, President, Secretary, Treasurer & Chief Financial Officer

                Date           August 9, 2001