Form 10QSB/A
period 2001-06-30
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2001-08-24
CIK 1137855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-32629
                                               ---------

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
               (Exact name of registrant as specified in charter)

                  NEVADA                                  91-1997728
                  ------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO               M5H 3L5
----------------------------------------------------               -------
     (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code              (416) 428-5647
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

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                 PAGE
-----------------------                                                                                 ----
PART I
------

  ITEM 1.       FINANCIAL STATEMENTS                                                                     3
  ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                                           8

PART II
-------

  ITEM 1.       LEGAL PROCEEDINGS                                                                        12
  ITEM 2.       CHANGES IN SECURITIES                                                                    12
  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                          12
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      12
  ITEM 5.       OTHER INFORMATION                                                                        12
  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                         12

ITEM 1. FINANCIAL STATEMENTS

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                        June 30,       December 31,
                                                          2001            2000
                                                        --------       ------------
ASSETS:
    Cash                                                 $   200         $    --
                                                         -------         -------
    Total Current Assets                                     200              --

TOTAL ASSETS                                             $   200         $    --
                                                         =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                                     $ 1,179         $    --
    Notes Payable                                          6,644              --
                                                         -------         -------
    Total Current Liabilities                              7,823              --

    Total Liabilities                                      7,823              --

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares              10,000           1,000
    Additional Paid in Capital                             4,000           4,000
    Retained Earnings (Deficit)                          (21,623)         (5,000)
                                                         -------         -------
    Total Stockholders' Equity                            (7,623)             --

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   200         $    --
                                                         =======         =======

See accompanying notes to financial statements.

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
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

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

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

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                       Cumulative amounts
                                                                                         since inception
                                                     Six Months ended Six Months ended December 31, 1996 to
                                                       June 30, 2001   June 30, 2000      June 30, 2001
                                                     ---------------- ---------------- --------------------
Cash flows from operating activities:
  Net losses                                             $(16,623)        $     --          $(21,623)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Changes in assets and liabilities:
  Increase in accounts payable                              1,179               --             1,179
                                                         --------         --------          --------
Net cash (used) by operating activities                   (15,444)              --           (20,444)

Cash flows from financing activities:
  Proceeds from notes payable                               6,644               --             6,644
  Issuance of common stock                                  9,000               --            14,000
                                                         --------         --------          --------
Net cash provided (used) by financing activities           15,644               --            20,644

Net increase (decrease) in cash                               200               --               200

Cash, beginning of period                                      --               --                --
                                                         --------         --------          --------

Cash, end of period                                      $    200         $     --          $    200
                                                         ========         ========          ========

Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered            $  9,000         $     --          $ 14,000
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

2.       NOTES PAYABLE

During the quarter ended June 31, 2001, the Company received various loans totaling $5,000 from an affiliated company in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10QSB and in future filings by Demand Financial International, Ltd. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

LIQUIDITY AND CAPITAL RESOURCES:

We currently have no working capital with which we can fund our future operations. We have been reliant on loans from some of our shareholders, directors and officers to fund operations to date. Our auditors have issued a going-concern opinion as of December 31, 2000. We cannot assure you that we will be able to continue our operations without adequate funding. As of June 30, 2001 our only asset was $200 in cash. Our total liabilities were $7,800, which includes $1,200 in accounts payable and $6,600 in short-term notes payable. Total stockholders' deficit at June 30, 2001 was $7,600.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2001, the Company received various loans totaling $5,000 from an affiliated company in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               (Registrant) DEMAND FINANCIAL INTERNATIONAL, LTD.

                                            By /s/ Mitchell Geisler
                                              ----------------------------------
                                              Mitchell Geisler, President,
                                              Secretary, Treasurer & Chief
                                              Financial Officer

                               Date           August 2, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            By /s/ Mitchell Geisler
                                              ----------------------------------
                                              Mitchell Geisler, President,
                                              Secretary, Treasurer & Chief
                                              Financial Officer

                               Date           August 2, 2001