Form 10QSB/A
period 2001-03-31
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2001-11-08
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-32629

                             DEMAND FINANCIAL, INC.
               (Exact name of registrant as specified in charter)

              NEVADA                                      91-1997728
              ------                                      ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO         M5H 3L5
------------------------------------------------------       -------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (416) 428-5647
                                                         ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

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

ITEM 1. FINANCIAL STATEMENTS

                       DEMAND FINANCIAL INTERNATIONAL,LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                      Unaudited       Audited
                                                       March 31,    December 31,
                                                          2001          2000
                                                       ---------    ------------

ASSETS:
  Current Assets                                       $       -     $        -
                                                       ---------     ----------
    Total Current Assets                                       -              -

TOTAL ASSETS                                           $       -     $        -
                                                       =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                                   $   1,179     $        -
    Notes Payable                                          1,644              -
                                                       ---------     ----------
    Total Current Liabilities                              2,823              -

    Total Liabilities                                      2,823              -

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares              10,000          1,000
    Additional Paid in Capital                             4,000          4,000
    Deficit Accumulated During the
     Developement Stage                                  (16,823)        (5,000)
                                                        ---------     ----------
     Total Stockholders' Equity                           (2,823)              -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $       -     $        -
                                                       =========     ==========


See accompanying notes to financial statements.


                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                             Unaudited
                                                                                         Cumulative amounts
                                              Unaudited              Unaudited             since inception
                                          Three Months ended     Three Months ended     December 31, 1996 to
                                            March 31, 2001         March 31, 2000          March 31, 2001
                                          ------------------     ------------------     --------------------
Revenues                                     $         -             $        -              $        -



Operating expenses                                10,644                      -                  15,644
Legal and Accounting                               1,179                      -                   1,179
                                           -----------------     ------------------     --------------------
Net income (loss) from operations               (11,823)                      -                (16,823)

Provision for income taxes                             -                      -                       -
                                           -----------------     ------------------     --------------------
Net loss                                     $  (11,823)             $        -              $ (16,823)
                                           =================     ==================     ====================

Deficit accumulated during the
  development stage - beginning                  (5,000)                (5,000)                       -
                                           -----------------     ------------------     --------------------

Deficit accumulated during the
development stage - ending                   $  (16,823)             $  (5,000)              $ (16,823)
                                           =================     ==================     ====================

Net loss per common share                    $    (0.00)             $   (0.00)              $   (0.00)
                                           -----------------     ------------------     --------------------
Weighted average number
  of shares outstanding                       10,000,000              1,000,000               8,843,137
                                           =================     ==================     ====================

See accompanying notes to financial statements.




                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                           Unaudited
                                                                                                       Cumulative amounts
                                                            Unaudited              Unaudited             since inception
                                                        Three Months ended     Three Months ended     December 31, 1996 to
                                                          March 31, 2001         March 31, 2000          March 31, 2001
                                                        ------------------     ------------------     --------------------

Cash flows from operating activities:
  Net losses                                                $  (11,823)            $       -               $  (16,823)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Common stock issued for services                                9,000                    -                    14,000
Changes in assets and liabilities:
  Increase in accounts payable                                    1,179                    -                     1,179
                                                        ------------------     ------------------     --------------------
Net cash (used) by operating activities                         (1,644)                    -                   (1,644)

Cash flows from financing activities:
  Proceeds from notes payable                                     1,644                    -                     1,644
                                                        ------------------     ------------------     --------------------
Net cash provided (used) by financing activities                  1,644                    -                     1,644

Net increase (decrease) in cash                                       -                    -                         -

Cash, beginning of period                                             -                    -                         -
                                                        ------------------     ------------------     --------------------
Cash, end of period                                         $         -            $       -               $         -
                                                        ==================     ==================     ====================

Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered               $     9,000            $       -               $    14,000
                                                        ==================     ==================     ====================


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

To the Board of Directors
Demand Financial International, Ltd.
Toronto, Ontario, CANADA


We have reviewed the balance sheet of Demand Financial International, Ltd. (a development stage company) as of March 31, 2001 and December 31, 2000 and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000 and the cumulative amounts from December 31, 1996 (inception) to March 31, 2001. These statements are the responsibility of management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. The Company has not established source of revenue and this raises substantial doubt about its ability to continues as going concern. The financial statements do not include any adjustments that might result from outcome of this uncertainty.



/s/ Simon Krowitz Bolin & Associates, P.A.

Rockville, Maryland
May 14, 2001

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       NOTES PAYABLE

During the quarter ended March 31, 2001, the Company received various loans totaling $1,644 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

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

We currently do not have capital to implement the business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan. The independent auditors of Demand Financial have issued a qualified audit opinion that raises substantial doubt as to our ability to continue as a going concern. To fund our operations, we intend to seek either debt or equity capital or both, or the possibility of a merger with a business with ongoing profitable operations, among other things. Until such time as we have adequate funding, the stockholders, officers and directors have committed to advance the operating expenses of the company.

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

LIQUIDITY AND CAPITAL RESOURCES:

We do not currently have any working capital with which we can fund our future operations. Our auditors have issued a going-concern opinion that raises substantial doubt as to our ability to continue operations. We cannot assure you that we will be able to continue our operations without adequate funding. We do not have any assets. Our total liabilities were $2,800 as of March 31, 2001. Total stockholders' deficit at March 31, 2001 was $2,800.

PLAN OF OPERATION

We plan to seek capital to fund our operations through a private placement of our securities. We may also seek acquisition or merger opportunities with operating companies. We have not identified or pursued any potential acquisition or merger prospects at this time. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the first year. We have no financing commitments or acquisition arrangements or prospects at this time. We anticipate needing capital for the following purposes:

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

Initial marketing and promotion                                       $ 50,000
Start-up costs (based on a budget of $200 per square foot)             600,000
Initial cash outflow (based on 3 pay periods)                          115,000
First and last, plus 3 additional months of lease payments*             93,750
Contingency funds for working capital                                  141,250
                                                                    ----------
Total                                                               $1,000,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2001, the Company received various loans totaling $1,644 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                  Name of Exhibit
--------------                  -------------------------------------
 15.01                          Letter on unaudited interim financial
                                information (Filed herewith)


b. Reports on Form 8-K

   None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            (Registrant) DEMAND FINANCIAL INTERNATIONAL, LTD.
                                         By /s/  Mitchell Geisler
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer

                            Date         November 6, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/  Mitchell Geisler
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer

                            Date         November 6, 2001

Table of Exhibits

Exhibit Number                        Name of Exhibit
--------------                        -------------------------------------
15.01                                 Letter on unaudited interim financial
                                      information (Filed herewith)