Form 10QSB/A
period 2001-06-30
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2001-11-08
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-QSB/A No.2

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

ITEM 1. FINANCIAL STATEMENTS



                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                   Unaudited         Audited
                                                    June 30,       December 31,
                                                      2001             2000
                                                   ----------      ------------

ASSETS:
    Cash                                           $      200       $        -
                                                   ----------       ----------
    Total Current Assets                                  200                -

TOTAL ASSETS                                       $      200       $        -
                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                               $    1,179       $        -
    Notes Payable                                       6,644                -
                                                   ----------       ----------
    Total Current Liabilities                           7,823                -

    Total Liabilities                                   7,823                -
    Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares           10,000            1,000
    Additional Paid in Capital                          4,000            4,000
    Deficit Accumulated During the
      Development Stage                              (21,623)          (5,000)
                                                   ----------       ----------
    Total Stockholders' Equity                        (7,623)                -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      200       $        -
                                                   ==========       ==========


See accompanying notes to financial statements.

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                             Unaudited            Unaudited
                                         Three Months ended   Three Months ended
                                            June 30, 2001        June 30, 2000
                                            -------------        -------------

Revenues                                    $         -           $        -

Operating expenses                                  300                    -
Legal and Accounting                              4,500                    -
                                            -------------        -------------
Net income (loss) from operations               (4,800)                    -

Provision for income taxes                            -                    -
                                            -------------        -------------
Net loss                                    $   (4,800)           $        -
                                            =============        =============
Deficit accumulated during the
development stage - beginning                  (16,823)              (5,000)
                                            -------------        -------------
Deficit accumulated during the
development stage - ending                  $  (21,623)           $  (5,000)
                                            =============        =============

Net loss per common share                   $    (0.00)           $   (0.00)
                                            -------------        -------------
Weighted average number
  of shares outstanding                      10,000,000            1,000,000
                                            =============        =============

See accompanying notes to financial statements.


                                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF OPERATIONS

                                                                                            Unaudited
                                                                                        Cumulative amounts
                                                Unaudited            Unaudited            since inception
                                             Six Months ended     Six Months ended     December 31, 1996 to
                                               June 30, 2001        June 30, 2000          June 30, 2001
                                               -------------        -------------          -------------
Revenues                                       $          -         $          -            $         -

Operating expenses                                   10,944                    -                 15,944
Legal and Accounting                                  5,679                    -                  5,679
                                               -------------        -------------          -------------

Net income (loss) from operations                  (16,623)                    -               (21,623)

Provision for income taxes                                -                    -                      -
                                               -------------        -------------          -------------
Net loss                                       $   (16,623)         $          -            $  (21,623)
                                               =============        =============          =============

Deficit accumulated during the
development stage - beginning                       (5,000)              (5,000)                      -
                                               -------------        -------------          -------------

Deficit accumulated during the
development stage - ending                     $   (21,623)         $    (5,000)            $  (21,623)
                                               =============        =============          =============

Net loss per common share                      $     (0.00)         $     (0.00)            $    (0.00)
                                               -------------        -------------          -------------
Weighted average number
  of shares outstanding                          10,000,000            1,000,000              8,843,137
                                               =============        =============          =============

See accompanying notes to financial statements.




                                       DEMAND FINANCIAL INTERNATIONAL, LTD.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF CASH FLOWS

                                                                                                      Unaudited
                                                                                                  Cumulative amounts
                                                            Unaudited           Unaudited           since inception
                                                         Six Months ended    Six Months ended    December 31, 1996 to
                                                          June 30, 2001       June 30, 2000          June 30, 2001
                                                          -------------       -------------          -------------
Cash flows from operating activities:
  Net losses                                              $    (16,623)         $        -           $    (21,623)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Common stock issued for services                                9,000                  -                  14,000
Changes in assets and liabilities:
  Increase in accounts payable                                    1,179                  -                   1,179
                                                          -------------       -------------          -------------
Net cash (used) by operating activities                         (6,444)                  -                 (6,444)

Cash flows from financing activities:
  Proceeds from notes payable                                     6,644                  -                   6,644
                                                          -------------       -------------          -------------
Net cash provided (used) by financing activities                  6,644                  -                   6,644

Net increase (decrease) in cash                                     200                  -                     200

Cash, beginning of period                                             -                  -                       -
                                                          -------------       -------------          -------------
Cash, end of period                                       $         200         $        -           $         200
                                                          =============       =============          =============
Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered             $       9,000         $        -           $      14,000
                                                          =============       =============          =============


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

To the Board of Directors
Demand Financial International, Ltd.
Toronto, Ontario, CANADA

We have reviewed the balance sheet of Demand Financial International, Ltd. (a development stage company) as of June 30, 2001 and December 31, 2000 and the related statements of operations and cash flows for the six months ended June 30, 2001 and 2000 and the cumulative amounts from December 31, 1996 (inception) to June 30, 2001. These statements are the responsibility of management.

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

Rockville, Maryland
August 9, 2001

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       NOTES PAYABLE

During the quarter ended June 31, 2001, the Company received various loans totaling $5,000 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

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

We currently do not have capital to implement our business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan. Our independent auditors have issued a qualified opinion that raises substantial doubt as to our ability to continue as a going concern as of December 31, 2000. To fund our operations, we intend to seek either debt or equity capital or both, or the possibility of a merger with a business with ongoing profitable operations, among other things. Until such time as we have adequate funding, some of our stockholders, officers and directors have committed to advance the operating expenses of the company. We intend to minimize our expenses until such time as we receive adequate capital in order to implement our business plan.

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

Operating expenses for the six months ended June 30, 2001 were $16,600 as compared to $0 for the prior year six months. Of these expenses $5,700 were incurred for legal and accounting services in connection with compliance filings with the SEC. In January 2001 we incurred $9,000 for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 shares of our common stock (90% of our current issued and outstanding shares) for these services. Other operating expenses amounted to $1,900 and were incurred for supplies and filing fees. Mr. Geisler has spent the last 6 months working on scouting locations, seeking financing arrangements, attending trade shows, menu planning and research.

We have incurred a cumulative net loss since inception of $21,600.

LIQUIDITY AND CAPITAL RESOURCES:

We currently have no working capital with which we can fund our future operations. We have been reliant on loans from some of our shareholders, directors and officers to fund operations to date. Our auditors have issued a going-concern opinion as of December 31, 2000 that raises substantial doubt as to our ability to continue operations. We cannot assure you that we will be able to continue our operations without adequate funding. As of June 30, 2001 our only asset was $200 in cash. Our total liabilities were $7,800, which includes $1,200 in accounts payable and $6,600 in short-term notes payable. Total stockholders' deficit at June 30, 2001 was $7,600.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                      Name of Exhibit
--------------                      ---------------
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

                                      By /s/  Mitchell Geisler
                                      Mitchell Geisler, President, Secretary,
                                      Treasurer & Chief Financial Officer

                         Date         November 6, 2001

Table of Exhibits

Exhibit Number                      Name of Exhibit
--------------                      ---------------
 15.01                              Letter on unaudited interim financial
                                    information (Filed herewith)