Form 10QSB
period 2001-09-30
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2001-11-09
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

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

Registrant's telephone number, including area code     (416) 777-0477 Ext. 227
                                                       ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

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

ITEM 1. FINANCIAL STATEMENTS

                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                    Unaudited
                                                  September 30,     December 31,
                                                      2001             2000
                                                  -------------     ------------
ASSETS:
    Cash                                          $      2,240      $         -
                                                  -------------     ------------
    Total Current Assets                                 2,240                -

TOTAL ASSETS                                      $      2,240      $         -
                                                  =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                              $      5,179      $         -
    Notes Payable                                       12,144                -
                                                  -------------     ------------
    Total Current Liabilities                           17,323                -

    Total Liabilities                                   17,323                -

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares            10,000            1,000
    Additional Paid in Capital                           4,000            4,000
    Deficit Accumulated During the
    Development Stage                                 (29,083)          (5,000)
                                                  -------------     ------------
    Total Stockholders' Equity                        (15,083)                -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      2,240      $         -
                                                  =============     ============


See accompanying notes to financial statements.

                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                            Unaudited              Unaudited
                                       Three Months ended     Three Months ended
                                       September 30, 2001     September 30, 2000
                                       ------------------     ------------------

Revenues                                  $          -           $          -

Operating expenses                               1,415                      -
Legal and Accounting                             6,075                      -
                                          ------------           ------------
Net income (loss) from operations              (7,490)                      -

Other income
Interest income                                     30                      -

Provision for income taxes                           -                      -
                                          ------------           ------------
Net loss                                  $    (7,460)           $          -
                                          ============           ============
Deficit accumulated during
the development stage- beginning              (21,623)                (5,000)
                                          ------------           ------------
Deficit accumulated during
the development stage- ending             $   (29,083)           $    (5,000)
                                          ============           ============

Net loss per common share                 $     (0.00)           $     (0.00)
                                          ------------           ------------
Weighted average number
  of shares outstanding                     10,000,000              1,000,000
                                          ============           ============

See accompanying notes to financial statements.



                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                              Unaudited
                                                                                          Cumulative amounts
                                             Unaudited               Unaudited             since inception
                                         Nine Months ended       Nine Months ended       December 31, 1996 to
                                         September 30, 2001      September 30, 2000       September 30, 2001
                                         ------------------      ------------------      --------------------
Revenues                                    $          -            $          -             $          -


Operating expenses                                12,359                       -                   17,359
Legal and Accounting                              11,754                       -                   11,754
                                            ------------            ------------             ------------

Net income (loss) from operations               (24,113)                       -                 (29,113)

Other income

Interest income                                       30                       -                       30

Provision for income taxes                             -                       -                        -
                                            ------------            ------------             ------------
Net loss                                    $   (24,083)            $          -             $   (29,083)
                                            ============            ============             ============
Deficit accumulated during
the development  stage- beginning                (5,000)                 (5,000)                        -
                                            ------------            ------------             ------------
Deficit accumulated during
the development stage- ending               $   (29,083)            $    (5,000)             $   (29,083)
                                            ============            ============             ============

Net loss per common share                   $     (0.00)            $     (0.00)
                                            ------------            ------------
Weighted average number
  of shares outstanding                       10,000,000               1,000,000
                                            ============            ============

See accompanying notes to financial statements.

                                      F-12




                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                 Unaudited
                                                                                             Cumulative amounts
                                                Unaudited                 Unaudited           since inception
                                            Nine Months ended         Nine Months ended     December 31, 1996 to
                                            September 30, 2001       September 30, 2000      September 30, 2001
                                            ------------------       ------------------     --------------------
Cash flows from operating activities:
  Net losses                                   $   (24,083)             $          -            $   (29,083)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Common Stock issued for services                    9,000                        -                  14,000
Changes in assets and liabilities:
  Increase in accounts payable                        5,179                        -                   5,179
                                               ------------             ------------            ------------
Net cash (used) by operating
activities                                          (9,904)                        -                 (9,904)

Cash flows from financing activities:
  Proceeds from notes payable                        12,144                        -                  12,144
                                               ------------             ------------            ------------

Net cash provided (used)                             12,144
by financing activities                                                            -                  12,144

Net increase (decrease) in cash                       2,240                        -                   2,240

Cash, beginning of period                                 -                        -                       -
                                               ------------             ------------            ------------
Cash, end of period                            $      2,240             $          -            $      2,240
                                               ============             ============            ============

Supplemental disclosure of cash
flow information:
  Significant non-cash financing
  activities:
    Common stock issued for
    services rendered                          $      9,000             $          -            $     14,000
                                               ============             ============            ============


See accompanying notes to financial statements.

                                      F-13

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.


To the Board of Directors
Demand Financial International, Ltd.
Toronto, Ontario, CANADA

We have reviewed the balance sheet of Demand Financial International, Ltd. (a development stage company) as of September 30, 2001 and the related statements of operations and cash flows for the nine months ended September 30, 2001 and 2000 and the cumulative amounts from December 31, 1996 (inception) to September 30, 2001. These statements are the responsibility of management.

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

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. The Company has not established source of revenue and this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/ Simon Krowitz Bolin & Associates, P.A.

Rockville, Maryland
November 6, 2001

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       NOTES PAYABLE

During the quarter ended September 30, 2001, the Company received various loans totaling $5,500 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

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

Business

Demand Financial International, Ltd. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company. From incorporation through September 30, 2001, we have had no business operations of any kind. We currently do not have any capital in order to implement our business plan and we must obtain some form of funding or we will have to discontinue operations (See "Liquidity and Capital Resources").

Our common stock is not traded in any market or electronic medium. There can be no assurance given that the common stock will be traded in any public market. Moreover, if our common stock is traded, there can be no assurance given that there will be active trades in the security. Therefore, holders of our common stock may not be able to sell it from time to time.

We intend to create and operate a high-end food and entertainment business, which combines a caviar lounge, restaurant and piano bar with a sophisticated atmosphere. Our venues will be located a-top well-known high-rise towers in the financial districts of major cities. Our target market will be professionals from businesses and sophisticated social communities. We anticipate that our initial establishment will be located in the Toronto, Canada area and we have begun the search for a viable location. We intend to be located in close proximity to the financial community. If our initial establishment succeeds, our business plan is to create additional operations in other large cities with large financial communities and high-rise office buildings. As of September 30, 2001 our only asset was $2,200 in cash and we may not be successful in obtaining adequate capital to continue operations.

We intend to focus on caviar as our featured menu item. In addition, our menu will also offer a high-quality selection of fresh shellfish and seafood, gourmet sandwiches, salads, hors de oeuvres, and an array of meals with a light, healthy appeal. Our beverages will include an extensive wine list and a collection of fine cognac, scotch and exclusive liqueurs.

We have had no revenues to date and expect to incur substantial expenses in implementing our plan. We cannot indicate now if we will ever be profitable. Additionally, we had a net working capital deficit of $15,100 as of September 30, 2001 and no other form of financial commitment for the funding of our business plan. Our independent auditors have issued a qualified opinion that raises substantial doubt as to our ability to continue as a going concern. We cannot give any assurance that we will be successful or that we will be able to locate any funding or enter into any agreements that will provide the required operating capital.

We will have many competitors, most of whom have greater financial and personnel resources than we have. The hospitality industry is very competitive and we can give no assurances that we will be able to accomplish our goals or compete on a profitable basis within our target market.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues since our inception (December 31, 1996) through September 30, 2001.

Operating expenses for the three months ended September 30, 2001 were $7,500 as compared to $0 for the prior year comparable period. Our primary expenses were $6,100 for legal and accounting fees incurred in connection with our financial reporting obligations with the Securities and Exchange Commission ("SEC"). Other operating expenses amounted to $1,400 and were incurred for supplies and filing fees.

For the nine months ended September 30, 2001 our total expenses were $24,100 as compared to $0 for the prior year nine months. Of the current year expenses, legal and accounting fees were $11,800, which were incurred in conjunction with the filing of Form 10-SB and other financial reporting requirements for the SEC. Other operating expenses were $12,300. These expenses include office supplies and filing fees as well as $9,000 incurred for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 shares of our common stock (90% of our current issued and outstanding shares) for these services.

We anticipate generating sufficient revenues with which we will be able to cover operating costs. To the extent our revenues exceed operating costs, the funds will be utilized for business expansion. Many restaurants are not profitable for a considerable time after their opening and many fail within the first and second year after beginning operations. We cannot give any assurances that our venue will attract consumers who spend an amount that will be needed to cover expenses or provide a profit on operations.

Our cumulative net loss since inception is $29,100.

Liquidity and Capital Resources:

We currently have no working capital with which we can fund our future operations. We have been reliant on loans from a shareholder to fund operations to date. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made. The shareholder has agreed to be repaid when and if the Company begins operations and has sufficient funds for repayment. As of September 30, 2001, our only asset was $2,200 in cash. Our total liabilities were $17,300, which includes $5,200 in accounts payable and $12,100 in short-term notes payable to a shareholder. We have a total stockholders' deficit of $15,100 as of September 30, 2001.

We intend to seek capital to fund our operations through a private placement of our securities. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the first year. To that end, we have filed a Form SB-2, as amended on November 8, 2001, with the SEC to register 21,000,000 shares of our common stock. Of these shares, 20,000,000 shares will be newly issued and available for sale through a private placement. The offering price will be $0.05 per share. The remaining 1,000,000 shares will be offered by selling shareholders at $0.05 per share and we will not receive any proceeds from their sales. None of these shares have been approved by the SEC as of the date of this filing and therefore are not effectively registered.

If we are successful in selling the entire offering, upon effective registration of the underlying shares, we will net approximately $950,000 (net of approximately $50,000 of estimated offering expenses). We intend to utilize the net funds to begin operation of our initial restaurant. Such expenditures will include inventory, advertising, lease obligations, fees for consultants and architects, construction, on-going legal and accounting fees for being a public company and working capital. If we sell less than the 20,000,000 shares in the offering we believe we will still be able to pursue our business objectives by adjusting our business plan to lower levels. This would include reducing our expenditures in such areas as amenities, location, etc.

We have no financing commitments at this time.

We also believe that we will require additional financing (over and above the aforementioned financing) in the future for the funding of expansions into other cities. We cannot assure you that we will be successful in raising any of the capital needed to fund our operations.

Employees

Mr. Geisler, our chief executive officer and only employee, works part-time on a gratis basis while we are in the development stage. Once we start building our first restaurant, it is anticipated that we will require two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs. The other will be a head chef, who will be responsible for the preparation of our menu and recipes. When the restaurant is ready for opening, we anticipate employing several full and part-time hospitality staff and management associates. Accounting and general administrative personnel will also be required.

Description of Properties

The offices of the company are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. The telephone number is 416-777-0477, extension 227.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2001, the Company received various loans totaling $5,500 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

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

                            Date         November 9, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/ Mitchell Geisler
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer

                            Date         November 9, 2001

Table of Exhibits

Exhibit Number                      Name of Exhibit
--------------                      ---------------
15.01                       Letter on unaudited interim financial
                            information (Filed herewith)