Form 10QSB/A
period 2001-03-31
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2001-12-11
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A No. 2

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

Registrant's telephone number, including area code   (416) 777-0477 Ext. 227
                                                     -----------------------

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

ITEM 1. FINANCIAL STATEMENTS



                     SIMON KROWITZ BOLIN & ASSOCIATES, P.A.
                         11300 ROCKVILLE PIKE, SUITE 800
                            ROCKVILLE, MARYLAND 20852


Independent Accountants Review Report

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

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                            Date         December 11, 2001

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

                            Date         December 11, 2001

Table of Exhibits

Exhibit Number                        Name of Exhibit
--------------                        -------------------------------------
15.01                                 Letter on unaudited interim financial
                                      information (Filed herewith)