Form 10QSB/A
period 2001-06-30
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2001-12-11
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-QSB/A No.3

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

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                PAGE

 PART I

   ITEM 1.       FINANCIAL STATEMENTS                                     3
   ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS           9

 PART II

   ITEM 1.       LEGAL PROCEEDINGS                                        12
   ITEM 2.       CHANGES IN SECURITIES                                    12
   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                          12
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12
   ITEM 5.       OTHER INFORMATION                                        12
   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                         12

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

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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