Form 10KSB
period 2001-12-31
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2002-03-26
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

Securities registered pursuant to section 12(b) of the Act:

     Title of Class               Name of each exchange on which registered
          NONE                                       NONE
          ----                                       ----

           Securities registered pursuant to section 12(g) of the Act:
                                      None
                                      ----

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 24, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 24, 2002, the Company had outstanding 10,580,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

  ITEM NUMBER AND CAPTION                                               PAGE
  -----------------------                                               ----

  PART I

    ITEM 1.   DESCRIPTION OF BUSINESS                                     3
    ITEM 2.   DESCRIPTION OF PROPERTY                                     3
    ITEM 3.   LEGAL PROCEEDINGS                                           3
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                          3

  PART II

    ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                               4
    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION                  5
    ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 7
    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                   16

  PART III

    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT                                      17
   ITEM 10.   EXECUTIVE COMPENSATION                                     17
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                    18
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             18
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                           19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS

         Demand Financial International, Ltd. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company.

         Our business strategy is to create and operate a high-end food and entertainment chain, which combines a caviar lounge, restaurant and piano bar with a sophisticated atmosphere. Our venues will be located in well-known high-rise towers in the financial districts of major cities. Our target market will be professionals from businesses and sophisticated social communities. We are currently searching for a location in the Toronto, Canada area for our initial flagship restaurant. If we are successful with this initial operation, we plan to expand into other major cities.

         Our product focus will be on caviar as our featured menu item. In addition, our menu will also offer a high-quality selection of fresh shellfish and seafood, gourmet sandwiches, salads, hors de oeuvres, and an array of meals with a light, healthy appeal. Our beverages will include an extensive wine list and a collection of fine cognac, scotch and exclusive liqueurs. The ambience will include a skyline view and piano bar.


ITEM 2. DESCRIPTION OF PROPERTY

         The offices of Demand Financial are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.


Employees

         Mr. Mitchell Geisler, our chief executive officer and Mr. Howard Geisler, our vice president, are working part-time on a gratis basis while we are in the development stage. At the onset of building our first restaurant (once adequate funding is secured), it is anticipated that we will require two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs, while the second, a head chef, will begin preparation of our menu and recipes. When the restaurant is ready for opening, we anticipate employing several full and part-time hospitality staff and management associates. Accounting and general administrative personnel will also be required.


ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

         On December 27, 2001, the Securities and Exchange Commission approved the registration for a public offering of up to 20,000,000 shares of our common stock at $0.05 per share. The offering will last 9 months and will expire in September 2002. On March 11, 2002 we sold 580,000 shares of our common stock. As of March 24, 2002 we have a total of 10,580,000 shares of common stock issued and outstanding.

         Our common stock is not traded in any market or electronic medium. After the completion of the offering, we plan to apply for quotation of the common stock on the Over-the-Counter Bulletin Board.


RECENT SALES OF UNREGISTERED SECURITIES

         On January 17, 2001, we issued 9,000,000 shares of common stock to Mr. Mitchell Geisler, the president of Demand Financial, in payment of his services as a consultant in the preparation of our business plan. We have expensed $9,000 for these services in January 2001. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Mr. M. Geisler is a sophisticated investor. Mr. M. Geisler is a director or has been an employee/consultant of several companies, most of which operate in the area of hospitality services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

         When used in this Form 10-KSB and in future filings by Demand Financial International, Ltd. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of Demand Financial included elsewhere herein.


Financial Condition and Changes in Financial Condition


Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through December 31, 2001.

         For the year ended December 31, 2001 our total expenses were $36,900 as compared to $5,000 for the year ended December 31, 2000. Of the current year expenses, legal and accounting fees were $24,600 and were incurred in conjunction with the filing of Form 10-SB, Form SB-2 (Registration Statement) and other financial reporting requirements for the SEC. Other operating expenses were $12,300. These expenses include office supplies and filing fees as well as $9,000 incurred for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 shares of our common stock for these services.

         Our cumulative net loss since inception is $41,900.


Liquidity and Capital Resources:

         We currently have minimum working capital with which we can fund our future operations. We have been reliant on loans from a shareholder to fund operations as of December 31, 2001. These promissory notes bear 8% simple interest and are due in December 2002. The shareholder has agreed to be repaid when and if the Company begins operations and has sufficient funds for repayment. As of December 31, 2001, our only asset was $200 in cash. Our total liabilities were $28,100, which includes $11,000 in accounts payable and $17,100 in short-term notes payable to a shareholder. We have a total stockholders' deficit of $27,900 as of December 31, 2001.

         We intend to seek capital to fund our operations through a private placement of our securities. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the first year. In December 2001, the SEC approved the registration of up to 20,000,000 shares of our common stock to be offered to the public at $0.05 per share. In March 2002, we sold a total of 580,000 shares at $0.05 per share to 2 investors. Total proceeds from the sales were $29,000.

         If we are successful in selling the entire offering, we will net approximately $950,000 (net of approximately $50,000 of estimated offering expenses). We intend to utilize the net funds to begin operation of our initial restaurant. Such expenditures will include inventory, advertising, lease obligations, fees for consultants and architects, construction, on-going legal and accounting fees for being a public company and working capital. If we sell less than the 20,000,000 shares in the offering we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as amenities, location, etc.

         We have no financing commitments at this time.


New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." The company will adopt the statement effective no later than January 1, 2003, as required. At this time, the company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----

Report of Malone & Bailey, PLLC independent accountants                F-2

Balance Sheet for the year ended December 31, 2001                     F-3

Statement of Operations for the years ended December 31,
2001 and December 31, 2000 and inception to
December 31, 2001                                                      F-4

Statement of Stockholders' Equity (Deficit) for period
from December 31, 1996 (Inception) through December 31,
2001                                                                   F-5

Statement of Cash Flows for the years ended December 31,
2001 and December 31, 2000 and inception to December 31,
2001                                                                   F-6

Notes to Financial Statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Demand Financial International, Ltd.
Toronto Ontario, Canada

We have audited the accompanying balance sheet of Demand Financial International, Ltd. (a Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from December 31, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Demand Financial International, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended and for the period from December 31, 1996 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 19, 2002

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2001


                                     ASSETS

Current assets
  Cash                                                           $    247
                                                                 --------
                                                                 $    247
                                                                 ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payable                                                $ 11,010
  Notes  payable - shareholder                                     17,144
                                                                 --------
    Total current liabilities                                      28,154
                                                                 --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 100,000,000
  shares authorized, 10,000,000 shares issued
  and outstanding                                                  10,000
Additional paid in capital                                          4,000
Deficit accumulated during the development stage                  (41,907)
                                                                 --------
  Total Stockholders' Equity (Deficit)                            (27,907)
                                                                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    247
                                                                 ========


                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                          Inception
                                               For the years ended         through
                                                   December 31,          December 31,
                                                   ------------          -----------
                                               2001           2000           2001
                                            ----------    ----------     -----------
General and administrative                  $   36,907    $    5,000      $   41,907
                                            ----------    ----------      ----------
Net loss                                    $   36,907    $    5,000      $   41,907
                                            ==========    ==========      ==========
Net loss per share:
  Basic and diluted                         $     0.00    $     0.01
                                            ==========    ==========
Weighted average shares outstanding:
  Basic and diluted                          9,580,822     1,000,000
                                            ==========    ==========


                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 31, 1996 (Inception) through December 31, 2001



                                                                                          Deficit
                                                                                        accumulated
                                             Common stock              Additional        during the
                                     ----------------------------        paid in        development
                                        Share           Amount           capital           stage
                                    -------------    ------------      ----------      -------------
Issuance of common stock
for cash                               1,000,000        $  1,000        $  4,000         $        -

Net loss                                       -               -               -             (5,000)
                                    -------------    ------------      ----------      -------------
Balance, December 31,
1996                                   1,000,000           1,000           4,000             (5,000)

Net loss                                       -               -               -                  -
                                    -------------    ------------      ----------      -------------
Balance, December 31,
1997                                   1,000,000           1,000           4,000             (5,000)

Net loss                                       -               -               -                  -
                                    -------------    ------------      ----------      -------------
Balance, December 31,
1998                                   1,000,000           1,000           4,000             (5,000)

Net loss                                       -               -               -                  -
                                    -------------    ------------      ----------      -------------
Balance, December 31,
1999                                  1,000,000           1,000            4,000             (5,000)

Net loss                                      -               -                -                  -
                                    -------------    ------------      ----------      -------------
Balance, December 31,
2000                                   1,000,000           1,000           4,000             (5,000)

Issuance of common
stock for services                     9,000,000           9,000               -                  -

Net loss                                       -               -               -            (36,907)
                                    -------------    ------------      ----------      -------------
Balance, December 31,
2001                                  10,000,000        $ 10,000        $  4,000         $  (41,907)
                                    =============    ============      ==========      =============



                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                                         Inception
                                                            For the years ended           through
                                                                December 31,            December 31,
                                                                ------------            ------------
                                                            2001           2000             2001
                                                          --------       --------       ------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                  $(36,907)       $    -          $(41,907)
Adjustments to reconcile net loss to
  cash used in operating activities:
Common stock for services                                    9,000             -             9,000
Changes in current assets and
  liabilities:
Accounts payable                                            11,010             -            11,010
                                                          --------       --------       ------------

NET CASH USED IN OPERATING ACTIVITIES                      (16,897)            -           (21,897)
                                                          --------       --------       ------------

CASH FLOWS FROM FINANCING ACTIVITES:
Issuance of common stock                                         -                           5,000
Proceeds from note payable - shareholder                    17,144             -            17,144
                                                          --------       --------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   17,144             -            22,144
                                                          --------       --------       ------------

NET INCREASE (DECREASE) IN CASH                                247             -               247
Cash, beg. of period                                             -             -                 -
                                                          --------       --------       ------------
Cash, end of period                                       $    247        $    -          $    247
                                                          ========       ========       ============
Supplemental information:
  Income taxes paid                                       $      -        $    -          $      -
  Interest paid                                           $      -        $    -          $      -


                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. On December 31, 1996 Demand Financial International, Ltd. ("Demand") was incorporated under the laws of the State of Nevada. Demand currently has no operations and in accordance with SFAS #7, is considered a development stage company.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.


Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.


Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.


Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


Recent Accounting Pronouncements

Demand does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Demand's results of operations, financial position or cash flow.


NOTE 2 - INCOME TAXES

Demand has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2001 a deferred tax asset has not been recorded due to Demand's lack of operations to provide income to use the net operating loss carryover of $41,000 that expires in years 2011 through 2021.

NOTE 3 - COMMON STOCK

On January 17, 2001, Demand issued 9,000,000 shares of common stock to Mitchell Geisler, president, in payment for consulting services. Demand recognized $9,000 (representing the fair value of the common stock) in expense relating to the common shares issued.

On March 10, 1999 the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 25,000 common shares to 5,000,000 common shares. The par value was changed from no par to $.001.

On March 10, 1999 the Board of Directors  authorized a forward split on a 200 to
1. The forward split has been applied retroactively to prior periods.

The Company completed a private placement in March 2002 pursuant to which it sold 580,000 shares of its voting common stock at $.05 per share, for a total of $29,000.


NOTE 4 - RELATED PARTY TRANSACTIONS

Demand neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.


NOTE 5 - NOTES PAYABLE - SHAREHOLDER

Demand has various notes payable due to a shareholder totaling $17,144 accruing interest at 8%. The notes are unsecured and mature in December 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 7, 2002 we filed a Form 8-K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of January 7, 2002. The following information was filed in that current report:

     a)  Previous independent accountants

         (i) On January 7, 2002, Eric Bolin CPA, P.A., the independent accountants of Demand Financial International, Ltd. ("Registrant"), resigned.

         (ii)  The  reports  of  Eric  Bolin  CPA,  P.C.  and  the   predecessor
accountants to the Registrant, Simon Krowitz Bolin & Associates, P.A., on the 1999 and 2000 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion other than the statement that the Registrant has no established source of income and this fact raises substantial doubt about the Registrant's ability to continue as a going concern.

         (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants on January 7, 2002.

         (iv) In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through January 7, 2002, there have been no disagreements with Eric Bolin CPA, P.C. and the predecessor accountants to the Registrant, Simon, Krowitz Bolin & Associates, P.A., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eric Bolin CPA, P.C. and the predecessor accountants to the Registrant, Simon Krowitz Bolin & Associates, P.A., would have caused them to make reference thereto in their report on the financial statements.

         (v) During the two most recent fiscal years and through January 7, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         (vi) The Registrant requested that Eric Bolin CPA, P.C. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to Form 8-K.

     (b) New independent accountants

         The Registrant engaged Malone & Bailey, PLLC as its new independent accountants as of January 7, 2001. During the two most recent fiscal years and through January 7, 2002, the Registrant has not consulted with Malone & Bailey, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of Demand Financial and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

     NAME              AGE                    POSITION
     ----              ---                    --------

Mitchell Geisler        31       President, Treasurer, Secretary and Chairman
Howard Geisler          34       Vice-President and Director

         Mr. Mitchell Geisler has been the president, treasurer and secretary and a director of Demand Financial since January 2001. Mr. M. Geisler has more than 15 years of experience in the hospitality industry, and will lead and manage the planning, start-up and operation of the business. He has been an active member of the Toronto business and tourist district in a variety of capacities, and has worked with many international corporations including, Prime Restaurants, The Keg Restaurants, Cara Foods, and Sire Corp Restaurants. Most recently, during the period 1998 to 2001, Mr. M. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. He was a supervisor for Imago Restaurants from 1997 to 1998. From 1996 to 1997 he was a manager of Ruby Beets Restaurant. Mr. M. Geisler is a graduate of Toronto's York University in Toronto, and also studied at the University of Tel Aviv. Mr. M. Geisler is a director and president of GL Energy and Exploration, Inc., a public company engaged in mineral exploration activities.

         Mr. Howard Geisler, our vice-president and director, has served in these positions since August 20, 2001. He currently holds the position of Director of e-client solutions for Wunderman, a global marketing services company since 1999. His initiatives span across the America's (Canada, United States and Mexico) and his expertise includes e-strategy, e-communication, technology design and implementation. Prior to his current employer, Mr. H. Geisler was employed from 1996 to 1999 as a Technology Project Manager responsible for developing technology solutions for The Bank of Montreal, one of Canada's largest financial institutions.

         Mitchell Geisler and Howard Geisler are brothers.


ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any cash compensation or other benefits to our executive officers since our inception. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         On January 17, 2001, Mr. M. Geisler received 9,000,000 shares of our common stock valued at $.001 per share for consulting services rendered. These services were valued at $9,000. He does not currently receive any salary.

         Until we have sufficient capital or revenues, Mr. M. Geisler and Mr. H. Geisler will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Mr. M. Geisler will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on his then level of time devoted to Demand Financial and the scope of his responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate Mr. M. Geisler. In addition, we may use common stock to compensate others for services to Demand Financial.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2002, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                               NUMBER OF        PERCENTAGE
                                                SHARES              OF
   NAME OF PERSON OR GROUP                      OWNED *          OWNERSHIP
  -------------------------                    ---------        ----------

Mitchell Geisler (1)............               9,000,000           85.1%
Howard Geisler (1)..............                       0            0.0%

All executive officers and
directors as a group (two persons)             9,000,000           85.1%


 --------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

         (1) The persons business address is 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5.

         There are currently no outstanding options or warrants to purchase shares of our stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 17, 2001, we issued 9,000,000 shares of common stock to Mr. Mitchell Geisler, the President of Demand Financial, in payment of his services as a consultant in the preparation of our business plan. We have expensed $9,000 for these services in January 2001. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Mr. M. Geisler is a sophisticated investor. Mr. M. Geisler is a director or has been an employee/consultant of several companies, most of which operate in the area of hospitality services.

         During the year ended December 31, 2001, the Company received various loans totaling $17,144 from a shareholder in order to pay operating expenses. These unsecured promissory notes bear 8% simple interest and mature in December 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

 Exhibi
 Number             Name of Exhibit
 -------            ---------------

  16.01             Letter on Change in Certifying Accountant (1)

-------------------------------
         (1) Incorporated by reference from Form 8-K filed on January 7, 2002. SEC file number 000-32629.


b. Reports on Form 8-K

         On January 7, 2002, we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      (Registrant) DEMAND FINANCIAL INTERNATIONAL, LTD.
                                   By /s/ Mitchell Geisler
                                      --------------------
                                      Mitchell Geisler, President, Secretary,
                                      Treasurer And Director

                      Date         March 26, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                        Date
         ---------                     -----                        ----

   /s/ Mitchell Geisler        President, Secretary,           March 26, 2002
  ---------------------        Treasurer, and Director
       Mitchell Geisler

   /s/ Howard Geisler          Vice-President & Director       March 26, 2002
  -------------------
       Howard Geisler

Table of Exhibits

There are no Exhibits attached to this document.