Form 10QSB
period 2002-03-31
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2002-05-14
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2002, the Company had outstanding 10,820,000 shares of its common stock, par value $0.001.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


Independent Accountants' Review Report

To the Board of Directors
Demand Financial International, Ltd.
Toronto, Ontario, CANADA

We have reviewed the balance sheet of Demand Financial International, Ltd. (a development stage company) as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and the cumulative amounts from December 31, 1996 (inception) to March 31, 2002. These statements are the responsibility of management.

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

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

May 10, 2002

                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                   Unaudited
                                                   March 31,       December 31,
                                                     2002              2001
                                                   ---------       ------------
ASSETS:
    Cash                                           $  17,536         $     247
    Prepaid Expenses                                   1,000                 -
                                                   ---------       ------------
    Total Current Assets                              18,536               247

TOTAL ASSETS                                       $  18,536         $     247
                                                   =========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accrued Payable                                $   3,250         $  11,010
    Notes Payable - Shareholder                       17,144            17,144
                                                   ---------       ------------
    Total Current Liabilities                         20,394            28,154

    Total Liabilities                                 20,394            28,154

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding
    10,580,000 shares                                 10,580            10,000
    Additional Paid in Capital                        32,420             4,000
    Deficit Accumulated During the
    Development Stage                                (44,858)          (41,907)
                                                   ---------       ------------

    Total Stockholders' Equity                        (1,858)          (27,907)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  18,536         $     247
                                                   =========       ============


See accompanying notes to financial statements.


                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                              Unaudited
                                                                                          Cumulative amounts
                                                Unaudited              Unaudited           Since inception
                                            Three Months ended     Three Months ended    December 31, 1996 to
                                              March 31, 2002         March 31, 2001         March 31, 2002
                                              --------------         --------------         --------------
Revenues                                      $         -              $        -             $       -

General and Administrative                           2,951                  11,823                44,858
                                              --------------         --------------         --------------

Net income (loss) from operations                   (2,951)                (11,823)              (44,858)

Provision for income taxes                              -                       -                     -
                                              --------------         --------------         --------------

Net loss                                      $     (2,951)            $   (11,823)           $  (44,858)
                                              ==============         ==============         ==============
Deficit accumulated during
the development  stage- beginning                  (41,907)                 (5,000)                   -
                                              --------------         --------------         --------------
Deficit accumulated during
the development stage- ending                 $    (44,858)            $   (16,823)           $  (44,858)
                                              ==============         ==============         ==============

Net loss per common share                     $     (0.000)            $    (0.002)
                                              --------------         --------------
Weighted average number
  of shares outstanding                         10,580,000              10,000,000
                                              ==============         ==============

See accompanying notes to financial statements.


                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                 Unaudited
                                                                                             Cumulative amounts
                                                    Unaudited            Unaudited            since inception
                                                Three Months ended   Three Months ended     December 31, 1996 to
                                                  March 31, 2002       March 31, 2001          March 31, 2002
                                                  --------------       --------------          --------------
Cash flows from operating activities:
  Net losses                                        $   (2,951)          $  (11,823)             $  (44,858)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Common Stock issued for services                          -                 9,000                  14,000
Changes in assets and liabilities:
  Increase in prepaid expenses                          (1,000)                  -                   (1,000)
  Increase (decrease) in accounts payable               (7,760)               1,179                   3,250
                                                  --------------       --------------          --------------
Net cash (used) by operating activities                (11,711)              (1,644)                (28,608)

Cash flows from financing activities:
   Proceeds from sale of stock                          29,000                   -                   29,000
   Proceeds from notes payable                              -                 1,644                  17,144
                                                  --------------       --------------          --------------
Net cash provided (used)
by financing activities                                 29,000                1,644                  46,144

Net increase (decrease) in cash                         17,289                   -                   17,536

Cash, beginning of period                                  247                   -                       -
                                                  --------------       --------------          --------------
Cash, end of period                                 $   17,536           $       -               $   17,536
                                                  ==============       ==============          ==============
Supplemental disclosure of cash
flow information:
  Significant non-cash financing
  activities:
    Common stock issued for
    services rendered                               $       -            $    9,000              $   14,000
                                                  ==============       ==============          ==============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       COMMON STOCK

During the quarter ended March 31, 2002, the Company sold 580,000 shares of its common stock at $0.05 per share for total proceeds of $29,000. Subsequent to March 31, 2002, the Company sold an additional 240,000 shares of its common stock at $0.05 per share for total proceeds of $12,000.

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

         The following business strategy outlines the intended goals of our operations. None of them have been implemented and investors should be aware that the hospitality business is very competitive and we may not be successful in achieving these goals even with adequate capital. As of March 31, 2002 our only liquid asset was $17,536 in cash.

         Our business plan calls for the design and operation of a high-end food and entertainment chain, which combines a caviar lounge, restaurant and piano bar. We intend to focus on the creation of a sophisticated and relaxed atmosphere within well-known high-rise towers in major cosmopolitan areas, catering to the dining and entertainment enjoyment of professionals from businesses and high-end social communities. We are presently searching for a suitable location for our Toronto-based flagship operation. We intend to find a location in close proximity to the financial community. If our initial operation is successful, we anticipate expanding into other cities. The goal of our establishments will be the creation of a mood and atmosphere that lends itself to an exclusive environment in which our guests may conduct business meetings or simply relax. Our overall design calls for the setting to be upscale with high quality products and exemplary service.

         Our product focus will be on a selection of quality caviar, fresh seafood, vintage wines, fine liquors and liqueurs, a skyline view and piano bar. Caviar will be our featured menu item. In addition, we plan to also offer a high-quality selection of fresh shellfish and seafood, gourmet sandwiches, salads, hors de oeuvres, and an array of meals with a light, healthy appeal. Our beverages will include an extensive wine list and a collection of fine cognac, scotch and exclusive liqueurs. The ambience will include a skyline view and piano bar.

         We have had no revenues to date and expect to incur substantial expenses in implementing our plan. We cannot indicate now if we will ever be profitable. Additionally, we had a net working capital deficit as of March 31, 2002 and no other form of financial commitment for the funding of our business plan. We cannot give any assurance we will be able to locate any funding or enter into any agreements that will provide the required operating capital in order to implement our business plan.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through March 31, 2002.

         As of March 31, 2002, our assets totaled $18,400. Our total liabilities were $20,400, which includes $3,300 in accounts payable and $17,100 in short-term notes payable to a shareholder. We have a total stockholders' deficit of $1,900.

         For the quarter ended March 31, 2002 our total expenses were approximately $3,000 as compared to $11,800 for the prior year quarter. Current year expenses were primarily incurred for legal and accounting fees incurred in conjunction with our SEC financial reporting requirements.

         Operating expenses for the quarter ended March 31, 2001 were $11,800. In January 2001 we incurred $9,000 for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 shares of our common stock for these services. We also incurred $1,200 for legal and accounting services rendered in connection with the filing of Form 10-SB with the Securities and Exchange Commission. Other operating expenses amounted to $1,600 and were incurred for supplies and filing fees.

         Our cumulative net loss since inception is $44,858.


Liquidity and Capital Resources:

         As of March 31, 2002 our working capital deficit was approximately $1,900, and after the sale of 820,000 in our public offering, as noted below, we had at April 4, 2002 positive working capital of $27,300. This working capital amount is sufficient only to carry on the day- to-day operations of the company, including paying professional fees and office expenses, but it is insufficient to implement any part of our proposed business plan.

         We have no other sources for funding our business plan at this time. If we continue with our business plan, we believe we will need a minimum of $250,000 to start our first proposed restaurant. We will also need additional funds to operate our business on a day-to-day basis and to fully implement our current business plan. Overall, we believe we will need approximately $1,000,000 for the first year to fully implement our initial business plan. If our business model is successful, we will need additional capital for any expansion we might undertake. If we do not obtain funding, we will have to discontinue our current business plan.

         To date, we have relied on loans from a shareholder and the proceeds from the sale of the aforementioned common stock to fund our operations. Without implementing any of the proposed business plan, we believe we have funds sufficient to operate the company for the next twelve months. If these funds are inadequate, our stockholders/officers and/or directors have indicated that they will advance the operating expenses of the company. There is no legal obligation in place committing them to these advances. Any advances will not be repaid until business operations commence, unless we raise a substantial amount of capital and repayment is a permitted use of proceeds.

         In December 2001, the SEC approved the registration of up to 20,000,000 shares of our common stock to be offered to the public at $0.05 per share. In March 2002, we sold a total of 580,000 shares at $0.05 per share. Total proceeds from the sales were $29,000. In April 2002, we sold a total of 240,000 shares at $0.05 per share for total proceeds to the company of $12,000.


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

None

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

                        (Registrant)    DEMAND FINANCIAL INTERNATIONAL, LTD.
                                 By:    /s/ Mitchell Geisler
                                        ------------------------
                                        Mitchell Geisler, President, Secretary,
                                        Treasurer & Chief Financial Officer

                               Date:    May 13, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:    /s/ Mitchell Geisler
                                        ------------------------
                                        Mitchell Geisler, President, Secretary,
                                        Treasurer & Chief Financial Officer

                               Date:    May 13, 2002

Table of Exhibits

Exhibit Number                            Name of Exhibit

   15.01                       Letter on unaudited interim financial
                               information (Filed herewith)