Form 10KSB/A
period 2001-12-31
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2002-06-05
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
                                  ------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 29, 2002, the Company had outstanding 10,820,000 shares of its common stock, par value $0.001.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS

General

         Demand Financial plans to create and operate a caviar lounge, restaurant and piano bar business located on the top floor levels of high-rise buildings in Canada and the United States. We are a company in the development stage. From incorporation through the date of this Prospectus, we have had no business operations of any kind.

         We currently do not have capital to implement our business plan and must obtain funding. If we do not obtain funding, we will have to discontinue our business plan. Until such time as we have adequate funding, some of our stockholders, officers and directors have indicated that they will advance the operating expenses of Demand Financial. In addition, we recently sold 820,000 shares of our common stock for gross proceeds to the company of $41,000. We have no commitments for funding from unrelated parties or any other agreements that will provide additional working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital.


Business Strategy

         The following business strategy, products and marketing plans outline the intended goals of our operations. None of them have been implemented and investors should be aware that the hospitality business is very competitive and we may not be successful in achieving these goals even with adequate capital.

         Our business plan calls for the design and operation of a high-end food and entertainment chain, which combines a caviar lounge, restaurant and piano bar. We intend to focus on the creation of a sophisticated and relaxed atmosphere within high-rise towers in major cosmopolitan areas with sky-line views, catering to the dining and entertainment enjoyment of professionals from businesses and high-end social communities. We plan to find a suitable location for our Toronto or Canadian-based flagship operation. We intend to find a location in close proximity to the local business/financial community. If our initial operation is successful, we anticipate expanding into other cities such as New York City, Los Angeles, Chicago and Houston. The goal of our establishments will be the creation of a mood and atmosphere that lends itself to an exclusive environment in which our guests may conduct business meetings or simply relax. Our overall design calls for the setting to be upscale, the products of the highest quality, and the service exemplary.

         Our product focus will be on a selection of high quality caviar, fresh seafood, vintage wines, quality liquors and liqueurs, a skyline view and piano bar. We believe there is an increasing demand for high quality and attention to detail in today's hospitality industry and we will attempt to earn a reputation as a premier cosmopolitan restaurant and lounge.

         Our sources of revenues principally will be from food and beverage sales. We anticipate that of our revenues in the first year 65% will be generated from food sales and 35% from beverage sales. We anticipate food cost to be approximately 37% and beverage 29% of their respective sales. In addition, we will incur other expenses in operating our business such as salaries for staff, rent, and other general operating expenses.


Products

         We intend to focus on caviar as our featured menu item. In addition, our menu will also offer a high-quality selection of fresh shellfish and seafood, gourmet sandwiches, salads, hors de oeuvres, and an array of meals with a light, healthy appeal. Our beverages will include an extensive wine list and a collection of fine cognac, scotch and exclusive liqueurs.

         We believe that featuring caviar is ideal for many reasons. First, caviar appeals to many up-scale consumers who appreciate its quality and enjoy the social status it has acquired. Second, caviar has gained significant exposure in recent years and is rapidly becoming a popular and much sought-after consumer product. Third, caviar can be enjoyed alone as light fare and can also be incorporated into a fine meal. Finally, a large percentage of today's consumers have moved well away from large-portioned heavy dining to a preference for lighter, healthy foods. We believe that for today's consumer, it is quality, as opposed to quantity, that drives a great restaurant to success.

         Our management and staff will be committed to providing our clientele with an exceptional level of service and professionalism.


Marketing

         Our overall marketing program will be designed to generate consumer awareness of our establishments. We will focus on a clientele with a preference for an upscale social environment, and quality products and services. We intend to devote a great deal of attention to the atmosphere and the decor of the lounge facilities. Paying particular attention to detail, including the style of furniture, the artwork, the interior design and the indoor waterfall, our goal is to create an overall relaxing environment for our customers.

         We intend for the main attraction of our restaurant/lounge to be the experience and prestige it offers: extraordinary views of the city, ambience, and unique trendy cuisine. We believe that the location will naturally attract the clientele we are seeking to serve.

         Our marketing program will initially be based on a significant amount of advertising. Initially, the advertising will be oriented to the greater metropolitan area in which the lounge is located. Thereafter, we plan to expand the awareness marketing to defined segments such as business travelers and high-end vacationers. We plan to use radio, television, print, bulk mailings and any other form of advertising that we believe will create consumer awareness. We also will initiate a program of contacting magazines, newspapers, television programs and travel guides to obtain exposure through food and restaurant reviews and write-ups and new location/business articles.

         Although many of our marketing plans have been successfully used in the past by different restaurant/lounge establishments, there is no assurance that we will be able to use them successfully to create the consumer base we seek. Moreover, because the consumer is increasingly sophisticated and exposed to a multitude of marketing programs, we will have to constantly appraise our strategies and seek out ways to change and improve them so as to remain fresh and competitive. No assurance can be given that we will successfully change and update our marketing in a way that continues to generate positive consumer reaction to our establishments.


Competition

         The hospitality industry is very competitive. There are over 6,000 restaurants from fast food to fine dining in the Toronto area alone. All over North America new restaurants open up on a daily basis. Our goal is to offer something new and exciting for up-scale consumers. There are several factors that will allow us to obtain our goal. The first factor will be the extraordinary view each restaurant will offer. Situated on top of high-rise office towers should be an attraction to many potential consumers. This offers an advantage, as most restaurants are located on ground level. The second factor is the food we are offering on our menu. Our food is meant to be exhilarating, unique and refreshing. The third factor is our service. As a high-end restaurant, service must be of the utmost importance. From the maitre'd to the wait-staff and wine steward, knowledgeable friendly staff must treat the guest with hospitality. The fourth key factor is the atmosphere. Our piano bar will be the focal point of attention. Offering entertainment that is both inspiring and calming to the clientele. From classical to jazz greats, we believe live music will lift the atmosphere of the restaurant. Other atmosphere enhancements will include an indoor waterfall, comfortable seating, specialized lighting, and intriguing art. The fifth factor that will allow us to reach our goal is our desire to be a market leader. Setting a new trend for the high-end niche market will allow us to differentiate ourselves from other high-end restaurants.

         Our ability to compete will be dependant on the level of quality and service we provide for our consumers. There can be no assurance that we will be able to accomplish our goals or compete on a profitable basis within our target market.


Regulation

The Liquor License Process in Ontario

         Obtaining a liquor license in the province of Ontario is relatively easy. The entire process takes between 75 and 100 days at a cost of approximately $2,500 CDN. The provincial liquor board is administered by a branch of the provincial government known as the Alcohol and Gaming Commission of Ontario, or AGCO. The approval process requires a sign to be posted in a conspicuous place within the proposed establishment for 30 days stating the intention to have the premises licensed. As well, an advertisement must run in the local newspaper with the address of the establishment. Within this 30-day period any one in the community who objects to the licensing of alcohol on the specified premises may do so to the AGCO in writing. All objections must be received within 15 days after the 30th day of posting. Any objectors would then have to defend their position in front of the liquor licensing board with the proposed vendor present. The AGCO would then decide whether or not to license the premises. In most cases there are no objections and approval is given within 30 days after all mail must be received. Objections usually occur in residential areas where local homeowners have concerns and not within the downtown Toronto business core. There are no restrictions as to the number of licensed premises in an area, nor are their any further costs involved.


Health and Safety Regulations

         Operating our facilities will require us to comply with local and state or provincial laws and regulations relating to food preparation, food service, cleanliness and garbage disposal. In addition, we will be subject to various workplace safety regulations. Our activities will also be subject to the Federal Americans With Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. We will be subject to state "dram-shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person.


Worker Regulations

         As with any employer, we will be subject to employment laws, including workman's compensation, hourly scheduling and employment discrimination statutes. We may also be subject to union employee rules in one or more employment categories.

         All of these legal impositions are anticipated to vary from location to location. Therefore, we expect to expend a considerable amount of our management time on regulatory and union compliance activities so as to assure the proper operations of each lounge facility. Even if our operation of these restaurants is in strict compliance with the requirements of the Immigration and Naturalization Service, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force. Changes in any or all of these laws or regulations, such as government-imposed paid leaves of absence or mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have a material adverse effect on our business. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of our initial and prospective new restaurants or could materially and adversely affect our operations. In addition, there can be no assurance that we will be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future.

         A number of our anticipated employees will be subject to various minimum wage requirements on both a state and federal level. These wage requirements are legislated and we have no control over the timing or amount of newly enacted laws. There can be no assurance that we will be able to pass additional increases in labor costs through to our customers in the form of menu price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on our business, financial condition, results of operations or cash flows.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

         On December 27, 2001, the Securities and Exchange Commission approved the registration for a public offering of up to 20,000,000 shares of our common stock at $0.05 per share. In March 2002, we sold a total of 580,000 shares at $0.05 per share. Total proceeds from the sales were $29,000. In April 2002, we sold a total of 240,000 shares at $0.05 per share for total proceeds to the company of $12,000. On May 23, 2002 we withdrew the registration of the remaining 19,180,000 shares that were not sold during the offering.

         There has been no public market for our common stock. The common stock is not approved for listing on any trading medium or exchange. We plan to take such action as may permit a broker-dealer to apply for quotation of the common stock on the Over-the-Counter Bulletin Board. The OTCBB is a broker driven market. We independently are not able to make an application for listing Demand Financial on that market. Therefore, we are dependant on an application being made and market quotes being supplied by a broker-dealer. If no broker-dealer takes action in respect of the common stock, there will be no trading on that market. Prior to any listing on the OTCBB, it is possible there may be trading of the common stock on the Pink Sheets.

         Even if there is a quote for the common stock, there can be no assurance that an active market will develop. If an active e-trading market is not developed or maintained, the liquidity and trading price of our common stock could be adversely affected.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

         When used in this Form 10-KSB and in future filings by Demand Financial International, Ltd. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of Demand Financial included elsewhere herein.


Financial Condition and Changes in Financial Condition


Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through December 31, 2001.

         For the year ended December 31, 2001 our total expenses were $36,900 as compared to $0 for the year ended December 31, 2000. Of the current year expenses, legal and accounting fees were $24,600 and were incurred in conjunction with the filing of Form 10-SB, Form SB-2 (Registration Statement) and other financial reporting requirements for the SEC. Other operating expenses were $12,300. These expenses include office supplies and filing fees as well as $9,000 incurred for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 shares of our common stock for these services.

         Our cumulative net loss since inception is $41,900.


Liquidity and Capital Resources:

         We currently have minimum working capital with which we can fund our future operations. We have been reliant on loans from a shareholder to fund operations as of December 31, 2001. These promissory notes bear 8% simple interest and are due in December 2002. The shareholder has agreed to be repaid when and if the Company begins operations and has sufficient funds for repayment. In March 2002, we sold a total of 580,000 shares of our common stock at $0.05 per share. Total proceeds from the sales were $29,000. In April 2002, we sold a total of 240,000 shares at $0.05 per share for total proceeds to the company of $12,000.

         As of December 31, 2001, our only asset was $200 in cash. Our total liabilities were $28,100, which includes $11,000 in accounts payable and $17,100 in short-term notes payable to a shareholder. We have a total stockholders' deficit of $27,900 as of December 31, 2001.

         We are assessing the possibilities for financing our proposed business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no sources for funding our business plan at this time. Because of the recession and the absence of capital for speculative ventures such as our business, we have had difficulty in raising capital and expect these difficulties to continue in the near future. If we continue with our business plan, we believe we will need a minimum of $250,000 to start our first proposed restaurant which would likely be in Toronto. In addition, we will need additional funds to operate our business on a day to day basis and to fully implement our current business plan. Overall, we believe we will need approximately $1,000,000 for the first year to fully implement our initial business plan. In addition, if our business model is successful, we will need additional capital for any expansion we might undertake. If we do not obtain funding, we will have to discontinue our current business plan.

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

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


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
                                                                 ========

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                 Inception
                                                   For the years ended            through
                                                       December 31,             December 31,
                                               ----------------------------     -----------
                                                  2001             2000               2001
                                               -----------      -----------     -----------
General and administrative                     $    36,907      $         -     $    41,907

                                               -----------      -----------     -----------
Net loss                                       $    36,907      $         -     $    41,907
                                               ===========      ===========     ===========

Net loss per share:
  Basic and diluted                            $      0.00      $      0.00
                                               ===========      ===========

Weighted average shares outstanding:
  Basic and diluted                              9,580,822        1,000,000
                                               ===========      ===========


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
                                    =============    ============      ==========      =============



                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                                         Inception
                                                            For the years ended           through
                                                        December 31,    December 31,    December 31,
                                                            2001           2000             2001
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                  $(36,907)       $    -          $(41,907)
Adjustments to reconcile net loss to
  cash used in operating activities:
Common stock for services                                    9,000             -             9,000
Changes in current assets and
  liabilities:
Accounts payable                                            11,010             -            11,010
                                                        ------------    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                      (16,897)            -           (21,897)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITES:
Issuance of common stock                                         -                           5,000
Proceeds from note payable - shareholder                    17,144             -            17,144
                                                        ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   17,144             -            22,144
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                247             -               247
Cash, beg. of period                                             -             -                 -
                                                        ------------    ------------    ------------
Cash, end of period                                       $    247        $    -          $    247
                                                        ============    ============    ============
Supplemental information:
  Income taxes paid                                       $      -        $    -          $      -
  Interest paid                                           $      -        $    -          $      -


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On December 11, 2001 we filed a Form 8K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of December 6, 2001. The following information was filed in that current report:

         (a)    Previous independent accountants

                (i) On December 6, 2001, Simon Krowitz Bolin & Associates, P.A., the independent accountants of Demand Financial International, Ltd. ("Registrant"), resigned.

                (ii) The report of Simon Krowitz Bolin & Associates, P.A. on the fiscal year 1999 and 2000 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion other than the statement that the Registrant has no established source of income and this raises substantial doubt about the Registrant's ability to continue as a going concern.

                (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants on December 6, 2001.

                (iv) In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through December 6, 2001, there have been no disagreements with Simon Krowitz Bolin & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Simon Krowitz Bolin & Associates, P.A. would have caused them to make reference thereto in their report on the financial statements.

                (v) During the two most recent fiscal years and through December 6, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

                (vi) The Registrant requested that Simon Krowitz Bolin & Associates, P.A. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

         (b)    New independent accountants

         The Registrant engaged Eric Bolin CPA, P.C. as its new independent accountants as of December 6, 2001. During the two most recent fiscal years and through December 6, 2001, the Registrant has not consulted with Eric Bolin CPA, P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

         On January 11, 2002 we filed a Form 8K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of January 7, 2002. The following information was filed in that current report:

         (a)    Previous independent accountants

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

                (vi) The Registrant requested that Eric Bolin CPA, P.C. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 29, 2002, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                               NUMBER OF        PERCENTAGE
                                                SHARES              OF
   NAME OF PERSON OR GROUP                      OWNED *          OWNERSHIP
  -------------------------                    ---------        ----------

Mitchell Geisler (1)............               9,000,000           83.2%
Howard Geisler (1)..............                       0            0.0%

All executive officers and
directors as a group (two persons)             9,000,000           83.2%


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


a.  Exhibits

 Exhibit
 Number             Name of Exhibit
 -------            ---------------

  16.01             Letter on Change in Certifying Accountant (2)

  16.02             Letter on Change in Certifying Accountant (3)

  23.01             Consent of Malone & Bailey, PLLC (1)

 -------------------------------
 (1) Filed herewith.
 (2) Incorporated by reference from Form SB-2 as amended filed on December 21, 2001. SEC file number 333-69784.
 (3) Incorporated by reference from Form 8-K filed on January 11, 2002.


b. Reports on Form 8-K

         On January 11, 2002, we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.

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

                      Date         June 5, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                        Date
         ---------                     -----                        ----

   /s/ Mitchell Geisler        President, Secretary,            June 5, 2002
  ---------------------        Treasurer, and Director
       Mitchell Geisler

   /s/ Howard Geisler          Vice-President & Director        June 5, 2002
  -------------------
       Howard Geisler

Table of Exhibits

Exhibit Number                        Name of Exhibit

   16.01                         Letter on Change in Certifying Accountant (2)

   16.02                         Letter on Change in Certifying Accountant (3)

   23.01                         Consent of Malone & Bailey, PLLC (1)

 ----------------------
  (1)  Filed herewith.
  (2) Incorporated by reference from Form SB-2 as amended filed on December 21, 2001. SEC file number 333-69784.
  (3)  Incorporated by reference from Form 8-K filed on January 11, 2002.