Form 10KSB/A
period 2001-12-31
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2002-06-17
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number                Name of Exhibit

3.01                          Articles  of  Incorporation  of  Demand  Financial
                              International, Ltd.(2)

3.02 Amendment to Articles of Incorporation of Demand Financial International, Ltd.(2)

3.03                          By-laws of Demand Financial International, Ltd.(2)

4.01                          Demand Financial International,  Ltd. Subscription
                              Agreement(3)

16.01                         Letter on Change in Certifying Accountant(3)

16.02                         Letter on Change in Certifying Accountant(4)

23.01                         Consent of Malone & Bailey, PLLC(1)

-------------------------------

     (1) Incorporated by reference from Form 10-KSB Amendment #1 filed on June 5, 2002. SEC file number 000-032629.
     (2) Incorporated by reference from Form 10-SB filed on April 30, 2001. SEC file number 000-032629.
     (3) Incorporated by reference from Form SB-2 as amended filed on December 21, 2001. SEC file number 333-69784.
     (4) Incorporated by reference from Form 8-K filed on January 11, 2002.

b. Reports on Form 8-K

         On January 11, 2002, we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       (Registrant)    DEMAND FINANCIAL INTERNATIONAL, LTD.
                                       By: /s/ Mitchell Geisler
                                           -------------------------------
                                       Mitchell Geisler, President, Secretary,
                                       Treasurer And Director

                              Date:    June 17, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                      Title                         Date
        ---------                      -----                         ----

   /s/ Mitchell Geisler     President, Secretary, Treasurer,     June 17, 2002
  ---------------------     and Director
       Mitchell Geisler

   /s/ Howard Geisler       Vice-President & Director            June 17, 2002
  -------------------
       Howard Geisler