Form 10QSB
period 2002-06-30
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2002-08-12
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                        Commission File Number 000-32629
                                               ---------

                      DEMAND FINANCIAL INTERNATIONAL, LTD.
                      ------------------------------------
               (Exact name of registrant as specified in charter)

                    Nevada                                 91-1997728
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

 141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO       M5H 3L5
 ----------------------------------------------------      ----------
      (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code      (416) 214-1483
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2002, the Company had outstanding 10,820,000 shares of its common stock, par value $0.001.

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

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                        Unaudited
                                                         June 30,     December
                                                           2002       31, 2001
                                                        ---------     ---------
ASSETS:
    Cash                                                $  21,640     $     247
     Prepaid Expenses                                       1,000          --
                                                        ---------     ---------
    Total Current Assets                                   22,640           247

TOTAL ASSETS                                            $  22,640     $     247
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accrued Payable                                     $   4,109     $  11,010
    Notes Payable - Shareholder                            17,144        17,144
                                                        ---------     ---------
    Total Current Liabilities                              21,253        28,154

    Total Liabilities                                      21,253        28,154


  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,820,000 shares               10,820        10,000
    Additional Paid in Capital                             44,180         4,000
    Deficit Accumulated During the Development Stage      (53,613)      (41,907)
                                                        ---------     ---------
    Total Stockholders' Equity                              1,387       (27,907)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  22,640     $     247
                                                        =========     =========

See accompanying notes to financial statements.

                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                            Unaudited            Unaudited
                                          Three Months         Three Months
                                              ended                ended
                                          June 30, 2002        June 30, 2001
                                          -------------        -------------

Revenues                                  $        --          $        --

General and Administrative                        8,756                4,800
                                          -------------        -------------

Net income (loss) from operations                (8,756)              (4,800)

Interest Income                                       1                 --


Provision for income taxes                         --                   --
                                          -------------        -------------

Net loss                                  $      (8,755)       $      (4,800)
                                          =============        =============

Deficit accumulated during
the development stage - beginning               (44,858)             (16,823)
                                          -------------        -------------

Deficit accumulated during
the development stage - ending            $     (53,613)       $     (21,623)
                                          =============        =============


Net loss per common share                 $       (0.00)       $       (0.00)
                                          -------------        -------------

Weighted average number
  of shares outstanding                      10,660,000           10,000,000
                                          =============        =============

See accompanying notes to financial statements.


                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                Unaudited
                                                                                            Cumulative amounts
                                              Unaudited                Unaudited              Since inception
                                           Six Months ended         Six Months ended         December 31, 1996
                                            June 30, 2002            June 30, 2001           to June 30, 2002
                                          ------------------       ------------------        -----------------
Revenues                                  $             --         $             --          $            --

General and Administrative                            11,707                   16,623                   53,614
                                          ------------------       ------------------        -----------------

Net income (loss) from operations                    (11,707)                 (16,623)                 (53,614)

Interest income                                            1                     --                          1

Provision for income taxes                              --                       --                       --
                                          ------------------       ------------------        -----------------

Net loss                                  $          (11,706)      $          (16,623)       $         (53,613)
                                          ==================       ==================        =================

Deficit accumulated during
the development stage- beginning                     (41,907)                  (5,000)                    --
                                          ------------------       ------------------        -----------------

Deficit accumulated during
the development stage- ending             $          (53,613)      $          (21,623)       $         (53,613)
                                          ==================       ==================        =================

Net loss per common share                 $            (0.00)      $            (0.00)
                                          ------------------       ------------------
Weighted average number
  of shares outstanding                           10,620,000               10,000,000
                                          ==================       ==================

See accompanying notes to financial statements.


                      Demand Financial International, Ltd.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                  Unaudited
                                                                                              Cumulative amounts
                                                      Unaudited             Unaudited           since inception
                                                   Six Months ended      Six Months ended      December 31, 1996
                                                    June 30, 2002         June 30, 2001        to June 30, 2002
                                                  ------------------    ------------------    ------------------
Cash flows from operating activities:
  Net losses                                      $          (11,706)   $          (16,623)   $          (53,613)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Common Stock issued for services                              --                   9,000                14,000
Changes in assets and liabilities:
  Increase in prepaid expenses                                (1,000)                 --                  (1,000)
  Increase (decrease) in accounts payable                     (6,901)                1,179                 4,109
                                                  ------------------    ------------------    ------------------
Net cash (used) by operating activities                      (19,607)               (6,444)              (36,504)


Cash flows from financing activities:
   Proceeds from sale of stock                                41,000                  --                  41,000
   Proceeds from notes payable                                  --                   6,644                17,144
                                                  ------------------    ------------------    ------------------

Net cash provided (used)
by financing activities                                       41,000                 6,644                58,144

Net increase (decrease) in cash                               21,393                   200                21,640

Cash, beginning of period                                        247                  --                    --
                                                  ------------------    ------------------    ------------------

Cash, end of period                               $           21,640    $              200    $           21,640
                                                  ==================    ==================    ==================

Supplemental disclosure of cash
flow information:
  Significant non-cash financing
  activities:
    Common stock issued for
    services rendered                             $             --      $            9,000    $           14,000
                                                  ==================    ==================    ==================

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


1.       GENERAL

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with this Quarterly Report on Form 10-QSB.


2.       COMMON STOCK

         During the quarter ended June 30, 2002, the Company sold 240,000 shares of its common stock at $0.05 per share for total proceeds of $12,000.

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

         Demand Financial International, Ltd., intends to develop a caviar lounge, restaurant and piano bar business situated high a-top famous skylines in North America. We currently do not have adequate capital to implement our business plan.

         Our strategy is to create and operate a high-end food and entertainment chain, which combines a caviar lounge with a sky-line view, restaurant and piano bar with a sophisticated atmosphere. Our intended venues will be located in well-known high-rise towers in the business or financial districts of major cities. Our target market will be professionals from businesses and sophisticated social communities. The goal of our establishments will be the creation of a mood and atmosphere that lends itself to an exclusive environment in which our guests may conduct business meetings or simply relax. Our overall design calls for the setting to be upscale with high quality products and exemplary service. We are currently searching for a location in the Toronto, Canada area for our initial flagship restaurant. If we are successful with this initial operation, we will seek to expand into other major cities.

         We have had no revenues to date and expect to incur substantial expenses in implementing our plan. We had net operating losses since our inception through June 30, 2002 of $53,613. We cannot indicate now if we will ever be profitable. Additionally, we have no other form of financial commitment for the funding of our business plan. We cannot give any assurance that we will be able to locate any funding or enter into any agreements that will provide the required operating capital.


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through June 30, 2002.

         As of June 30, 2002, our assets totaled $22,600, which consisted primarily of cash balances of $21,600. Our total liabilities were $21,200, which includes $4,100 in accounts payable and $17,100 in short-term notes payable to a shareholder.

         For the quarter ended June 30, 2002 our total expenses were approximately $8,800 as compared to $4,800 for the comparable prior year quarter. The current year quarter expenses were primarily incurred for legal and accounting fees in conjunction with the filing of a Post Effective Amendment to our previously approved Form SB-2 Registration Statement and for our continuing SEC financial reporting requirements. The expenses for the prior year quarter were incurred for legal and accounting services rendered in connection with the filing of Form 10-SB with the SEC.

         Our cumulative net loss since inception is $53,600 and our total stockholders' equity is $1,400.


Liquidity and Capital Resources:

         In December 2001, the SEC approved the registration of up to 20,000,000 shares of our common stock to be offered to the public at $0.05 per share. In March 2002, we sold a total of 580,000 shares at $0.05 per share. Total proceeds from the sales were $29,000. In April 2002, we sold a total of 240,000 shares at $0.05 per share for total proceeds to the company of $12,000. On June 19, 2002 we deregistered through a Post Effective Amendment the remaining 19,180,000 shares of our common stock that were not sold during the offering.

         We are assessing the possibilities for financing our proposed business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no sources for funding our business plan at this time. Because of the absence of capital for speculative ventures such as our business, we have had difficulty in raising capital and expect these difficulties to continue in the near future. If we continue with our business plan, we believe we will need a minimum of $250,000 to start our first proposed restaurant. In addition, we will need additional funds to operate our business on a day-to-day basis and to fully implement our current business plan. Overall, we believe we will need approximately $1,000,000 for the first year to fully implement our initial business plan. If our business model is successful, we will need additional capital for any expansion we might undertake. If we do not obtain funding, we will have to discontinue our current business plan.


Employees

         We currently have two officers who are working part-time on a gratis basis while we are in the development stage. At the onset of building our first restaurant (if adequate funding is secured), it is anticipated that we will require two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs, while the second, a head chef, will begin preparation of our menu and recipes. When the restaurant is ready for opening, we anticipate employing several full and part-time hospitality staff and management personnel. Accounting and general administrative personnel will also be required.

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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K

None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Demand Financial International, LTD. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                    /s/  Mitchell Geisler
                                    Mitchell Geisler, President, Secretary,
                                    Treasurer & Chief Financial Officer







                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            (Registrant):   DEMAND FINANCIAL INTERNATIONAL, LTD.

                                      By:   /s/ Mitchell Geisler
                                            ---------------------------
                                            Mitchell Geisler, President,
                                            Secretary, Treasurer & Chief
                                            Financial Officer

                                    Date:   August 12, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      By:   /s/ Mitchell Geisler
                                            ---------------------------
                                            Mitchell Geisler, President,
                                            Secretary, Treasurer & Chief
                                            Financial Officer

                                    Date:   August 12, 2002