Form 10QSB
period 2002-09-30
DEMAND FINANCIAL INTERNATIONAL LTD
filed 2002-11-12
CIK 1137855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                        Commission File Number 000-32629


                      DEMAND FINANCIAL INTERNATIONAL, LTD.
               --------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 2002, the company had outstanding 21,640,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS



 ITEM NUMBER AND CAPTION                                                 PAGE
 -----------------------                                                 ----

 PART I
 ------

  ITEM 1.    FINANCIAL STATEMENTS....................................      3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS..........      8
  ITEM 3.    CONTROLS AND PROCEDURES.................................     10


 PART II
 -------

  ITEM 1.    LEGAL PROCEEDINGS.......................................     11
  ITEM 2.    CHANGES IN SECURITIES...................................     11
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................     11
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....     12
  ITEM 5.    OTHER INFORMATION.......................................     12
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................     12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            Demand Financial International, Ltd.
                            ( A Company in the Development Stage)
                                        Balance Sheet

                                                              Unaudited          Audited
                                                            September 30,      December 31,
                                                                2002               2001
                                                            -------------     -------------
ASSETS
  Current Assets:
     Cash and Cash Equivalents                              $      15,250     $         247
     Prepaid Expenses                                               1,000                --
                                                            -------------     -------------
        TOTAL ASSETS                                        $      16,250     $         247
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Accounts Payable                                       $       2,132     $      11,010
     Note Payable - Shareholder                                    17,144            17,144
                                                            -------------     -------------
        Total Liabilities                                          19,276            28,154

  Stockholders' Equity (Deficit):
     Common Stock - $0.001 par value; 100,000,000
        shares authorized, 10,820,000 shares
        outstanding at September 30, 2002                          10,820            10,000
     Additional Paid-in Capital                                    44,180             4,000
     Deficit Accumulated During the Development Stage             (58,027)          (41,907)
                                                            -------------     -------------
        Total Stockholders' Deficit                                (3,027)          (27,907)
                                                            -------------     -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $      16,250     $         247
                                                            =============     =============

                              See notes to financial statements

                          Demand Financial International, Ltd.
                         ( A Company in the Development Stage)
                    Statement of Operations and Accumulated Deficit


                                                Unaudited               Unaudited
                                               Three Months            Three Months
                                                  Ended                   Ended
                                            September 30, 2002      September 30, 2001
                                            ------------------      ------------------
REVENUES
  Revenues                                  $               --      $               --
                                            ------------------      ------------------
     Gross Revenues                         $               --      $               --

EXPENSES
  General and Administrative                             4,415                   7,460
                                            ------------------      ------------------
     Total Expenses                                      4,415                   7,460

  Other Income:
  Interest Income                                            1                      --

  Provision for Income Taxes                                --                      --
                                            ------------------      ------------------
  Net Loss                                              (4,414)                 (7,460)
                                            ------------------      ------------------

  Deficit Accumulated During
   the Development Stage at
   Beginning of Period                                 (53,613)                (21,623)
                                            ------------------      ------------------
  Deficit Accumulated During
   the Development Stage at
   End of Period                            $          (58,027)     $          (29,083)
                                            ==================      ==================

  Net Loss per Share - Basic                $            (0.00)     $            (0.00)
  Net Loss per Share - Diluted              $            (0.00)     $            (0.00)

  Shares used in per Share Calculation:
   Basic                                            21,640,000              20,000,000
   Diluted                                          21,640,000              20,000,000

                           See notes to financial statements

                                    Demand Financial International, Ltd.
                                    ( A Company in the Development Stage)
                               Statement of Operations and Accumulated Deficit


                                               Unaudited              Unaudited              Unaudited
                                              Nine Months            Nine Months             Inception
                                                 Ended                  Ended                    To
                                           September 30, 2002     September 30, 2001     September 30, 2002
                                           ------------------     ------------------     ------------------
REVENUES
  Revenues                                 $               --     $               --     $               --
                                           ------------------     ------------------     ------------------
     Gross Revenues                        $               --     $               --     $               --

EXPENSES
  General and Administrative                           16,122                 24,083                 58,029
                                           ------------------     ------------------     ------------------
     Total Expenses                                    16,122                 24,083                 58,029

  Other Income:
  Interest Income                                           2                     --                      2

  Provision for Income Taxes                               --                     --                     --
                                           ------------------     ------------------     ------------------
  Net Loss                                            (16,120)               (24,083)               (58,027)
                                           ------------------     ------------------     ------------------

  Deficit Accumulated During
   the Development Stage at
   Beginning of Period                                (41,907)                (5,000)                    --
                                           ------------------     ------------------     ------------------
  Deficit Accumulated During
   the Development Stage at
   End of Period                           $          (58,027)    $          (29,083)    $          (58,027)
                                           ==================     ==================     ==================

  Net Loss per Share - Basic               $            (0.00)    $            (0.00)
  Net Loss per Share - Diluted             $            (0.00)    $            (0.00)

  Shares used in per Share Calculation:
   Basic                                           20,825,788             20,000,000
   Diluted                                         20,825,788             20,000,000

                                      See notes to financial statements

                                          Demand Financial International, Ltd.
                                          ( A Company in the Development Stage)
                                                 Statement of Cash Flows
                                              During the Development Stage

                                                           Unaudited               Unaudited             Unaudited
                                                          Nine Months             Nine Months            Inception
                                                             Ended                   Ended                   To
                                                       September 30, 2002     September 30, 2001     September 30, 2002
                                                       ------------------     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Losses                                           $          (16,120)    $          (24,083)    $          (58,027)
  Adjustments to Reconcile Net Loss to Cash:
  Common Stock Issued for Services                                     --                  9,000                 14,000
  Provided by (Used in) Operations:
  Increase (Decrease) in Accounts Payable                          (8,877)                 5,179                  2,132
  Decrease (Increase) in Prepaid Expenses                          (1,000)                    --                 (1,000)
                                                       ------------------     ------------------     ------------------
  NET CASH (USED) BY OPERATING ACTIVITIES                         (25,997)                (9,904)               (42,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Repayment) from Notes Payable                              --                 12,144                 17,144
  Issuance of Common Stock                                         41,000                     --                 41,000
                                                       ------------------     ------------------     ------------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 41,000                 12,144                 58,144

  NET CHANGE IN CASH AND CASH EQUIVALENTS                          15,003                  2,240                 15,250

  CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                           247                     --                     --
                                                       ------------------     ------------------     ------------------

  CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                  $           15,250     $            2,240     $           15,250
                                                       ==================     ==================     ==================

                                            See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


1.       General

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with this Quarterly Report on Form 10-QSB.


2.       Subsequent Events

         Preferred Stock

         On October 3, 2002, the board of directors and majority stockholder approved an amendment to the certificate of incorporation of the company to create a class of preferred stock, $.001 par value, consisting of 5,000,000 shares.

         Stock Dividend

         On October 3, 2002, the board of directors approved a stock dividend of one share of common stock for each outstanding share of common stock paid on October 16, 2002 to holders of record on October 14, 2002. The financial statements have been retroactively adjusted to reflect the effect of the stock dividend.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10QSB and in future filings by Demand Financial International, Ltd. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business

         Demand Financial International, Ltd. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company. On October 3, 2002, the board of directors adopted a resolution and obtained stockholder approval of the change in the company's name to "Blue Fish Entertainment, Inc." In the judgment of the board of directors, the change in name is desirable to more accurately reflect the business of the company, which is to create and operate high-end food and entertainment venues. In September 2002, the common stock of the company began trading on the OTC.

         Our business plan is to develop a caviar lounge, restaurant and piano bar business situated high a-top famous skylines in North America. Our intended venues will be located in well-known high-rise towers in the business or financial districts of major cities. Our target market will be professionals from businesses and sophisticated social communities. The goal of our establishments will be the creation of a mood and atmosphere that lends itself to an exclusive environment in which our guests may conduct business meetings or simply relax. Our overall design calls for the setting to be upscale with high quality products and exemplary service. We are currently searching for a location in the Toronto, Canada area for our initial flagship restaurant. If we are successful with this initial operation, we will seek to expand into other major cities.

         We currently do not have any capital to implement our business plan, and we have had no revenues to date. It is expected that we will incur substantial expenses to implement our plan. We have no financial commitments for the funding of our business plan. We cannot give any assurance that we will be able to locate any funding or enter into any agreements that will provide the required operating capital. If we are able to implement our business plan, we cannot indicate now if we ever will be profitable.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through September 30, 2002.

         For the quarter ended September 30, 2002 our total expenses were approximately $4,400 as compared to $7,500 for the comparable prior year quarter. The expenses for both quarters were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

         Our cumulative net loss since inception is $58,000 and our total stockholders' deficit is $3,000.

Liquidity and Capital Resources:

         As of September 30, 2002, our assets totaled $16,250, which consisted primarily of cash balances of $15,250. Our total liabilities were $19,270, which includes $2,130 in accounts payable and $17,140 in short-term notes payable to a shareholder.

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

         We are assessing the possibilities for financing our proposed business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no sources for funding our business plan at this time. We believe we will need a minimum of $250,000 to start our first proposed restaurant. In addition, we will need additional funds to operate our business on a day-to-day basis and to fully implement our current business plan. Overall, we believe we will need approximately $1,000,000 for the first year to implement the initial phase of one restaurant under our initial business plan. If our business model is successful, we will need additional capital for any expansion we might undertake. If we do not obtain funding, we will have to discontinue our current business plan.

Employees

         We currently have one officer who is working part-time on a gratis basis while we are in the development stage. At the onset of building our first restaurant (if adequate funding is secured), it is anticipated that we will require two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs, while the second, a head chef, will begin preparation of our menu and recipes and overseeing the development of the food and beverage service of the location. When the restaurant is ready for opening, we anticipate employing several full and part-time hospitality staff and management personnel. Accounting and general administrative personnel will also be required.

         Mr. Howard Geisler was a vice president and a director from August 2001 to October 2002 when he resigned in connection with a new business appointment.

Description of Properties

         The offices of Demand Financial are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space and a minimal amount for services such as telephone. Any costs of this office space are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.

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


ITEM 3.  CONROLS AND PROCEDURES

         Based on the evaluation conducted by Mitchell Geisler, both the chief executive officer and chief financial officer of Demand Financial International, Ltd., as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the company's disclosure controls and procedures, Mitchell Geisler concluded that, as of the evaluation date, (1) there were no significant deficiencies or material weaknesses in the company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (3) no corrective actions were required to be taken.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 16, 2002, the company issued a stock dividend of one share of common stock for each issued and outstanding share of common stock to holders of record on October 14, 2002. After the issuance of the dividend shares, the company has issued and outstanding 21,640,000 shares of common stock.

         On October 3, 2002, the board of directors adopted a resolution and obtained stockholder approval of an amendment to the Certificate of Incorporation to increase the authorized capital stock by the creation of a class of preferred stock with 5,000,000 shares, $.001 par value. In the judgment of the board of directors, the change of the company's capitalization is desirable to make available at this time, shares of preferred stock to be able to raise additional funds in the future and to conduct other capital and corporate reorganization transactions. The company does not have any plans to issue any of these newly authorized shares of preferred stock at this time and is not contemplating any transactions in which preferred stock might be issued.

         The preferred stock may be characterized as "blank check" stock. This means that the board of directors, without any action by the stockholders of common stock, have the right, from time to time, to designate some or all of the preferred stock into one or more series, and fix for each series the number of shares, full or limited voting powers, and the designations, preferences, participating, optional and other special rights, and the qualifications, limitations or restrictions of the various aspects of a series. Because of this ability of the board of directors, the preferred stock may be issued quickly and contain provisions that may have an anti-takeover effect, which may not be in some or all of the interests of subordinate preferred stock and common stockholders. In addition, because the board of directors may create convertible and paid-in-kind features for a series of preferred stock, if these features use common stock, the company may become committed to issue or issue additional common stock from time to time. Any commitment for additional common stock to be issued or actually issued pursuant to the terms of any series of preferred stock may have various results including: (i) an absolute dilutive effect on the current shareholders percentage ownership of the then outstanding common stock and depending on the amount paid for the issued series of preferred stock and payable on conversion, if any amount is to be paid, a financial dilutive effect on previously issued equity securities of the company, including the common stock, (ii) the potential issuance may cause "overhang" issues and impair the marketability or price of the common stock in any public market on which the common stock may be traded, or (iii) may require the company to issue additional common stock at time that is in opportune for the company or its stockholders. The preferred stock does not have any pre-emptive rights.

         None of the rights of the common stock are being changed by the creation of the new class of preferred stock and, therefore, the rights of the common stockholders will remain unchanged.

         Of the $41,000 in proceeds received in the self-underwritten offering of common stock on Registration Statement on Form SB-2 declared effective in December 2001, the company has used $16,100 for general administrative costs.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The amendment to the certificate of incorporation to create the class of preferred stock was approved on October 3, 2002 by the majority stockholder of the company by written consent. The consent was in respect of 9,000,000 shares representing 83% of the issued and outstanding common stock.

         Also on October 3, 2002, the majority stockholder of the company owning 9,000,000 approved by written consent the 2002 Performance Equity Plan. The board of directors of the company believes the 2002 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. The issuance of common stock under an award may have a financial dilutive effect depending on the price paid for such shares and an absolute dilutive effect because of the increase in issued and outstanding shares. The company currently has no commitment to issue any awards under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGISTRANT

                                     DEMAND FINANCIAL INTERNATIONAL, LTD.



                                     By: /s/ Mitchell Geisler
                                         ---------------------
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer and Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Accounting Officer)


Dated:   November 12, 2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS


         I, Mitchell Geisler, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Demand Financial International, Ltd.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b)   any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                  /s/  Mitchell Geisler
                                         ---------------------
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Demand Financial International, Ltd. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 12, 2002                  /s/  Mitchell Geisler
                                         ---------------------
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer