Form 10KSB
period 2002-12-31
BLUE FISH ENTERTAINMENT INC
filed 2003-03-31
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-32629

                          BLUE FISH ENTERTAINMENT, INC.
                 (Formerly Demand Financial International, Ltd.)
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                     NEVADA                                91-1997728
         -------------------------------               -------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

  141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO       M5H 3L5
  ----------------------------------------------------      ----------
       (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code      (416) 214-1483
                                                          --------------

  Securities registered pursuant to section 12(b) of the Act:

       Title of Class          Name of each exchange on which registered
       --------------          -----------------------------------------
            NONE                                 NONE

           Securities registered pursuant to section 12(g) of the Act:
           -----------------------------------------------------------
                                      None

                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $ 0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of February 6, 2003, the aggregate market price of the voting stock held by non-affiliates was approximately $2,730,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2003, the Company had outstanding 21,640,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                             PAGE
 -----------------------                                             ----

 PART I

   ITEM 1.    DESCRIPTION OF BUSINESS                                  3
   ITEM 2.    DESCRIPTION OF PROPERTY                                  3
   ITEM 3.    LEGAL PROCEEDINGS                                        4
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                         4

 PART II

   ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                              4
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION OR PLAN OF OPERATION                 6
   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              9
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                  17

 PART III

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                     18
  ITEM 10.    EXECUTIVE COMPENSATION                                  18
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                   19
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          19
  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                        20
  ITEM 14.    CONTROLS AND PROCEDURES                                 20

 SIGNATURES                                                           21
 CERTIFICATION                                                        22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

         Blue Fish Entertainment, Inc. ("Company") was originally incorporated in the State of Nevada on December 31, 1996 under the name of Demand Financial International, Ltd. and is a development stage company. On October 3, 2002, the Board of Directors adopted a resolution and obtained stockholder approval of the change in the Company's name to Blue Fish Entertainment, Inc. from Demand Financial International, Ltd. The Board of Directors determined that the change in name was more desirable to more accurately reflect the business of the Company, which is to create and operate high-end food and entertainment venues. On November 25, 2002, the Nevada Secretary of State approved the Company Board resolution of the name change. Our common stock currently trades on the OTC Bulletin Board under the stock symbol (OTC: BB: BFSH).

         We plan to design and operate a high-end food and entertainment chain, which combines a caviar lounge, restaurant and piano bar. We intend to focus on the creation of a sophisticated and relaxed atmosphere within high-rise towers in major cosmopolitan areas with sky-line views, catering to the dining and entertainment enjoyment of professionals from businesses and high-end social communities. We plan to find a suitable location for our Toronto or Canadian-based flagship operation. The location will be in close proximity to the local business/finance community. If our initial operation is successful, we anticipate expanding into other cities such as New York City, Los Angeles, Chicago and Houston. The goal of our establishments will be the creation of a mood and atmosphere that lends itself to an exclusive environment in which our guests may conduct business meetings or simply relax. Our overall design calls for the setting to be upscale, the products of the highest quality, and the service exemplary.

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

         We have had no revenues to date and do not have adequate capital to implement our business plan. We expect to incur substantial expenses in implementing our plan. We cannot indicate now if we will ever be profitable. Additionally, we have no other form of financial commitment for the funding of our business plan. We cannot give any assurance that we will be able to locate any funding or enter into any agreements that will provide the required operating capital.

         We  expect   to   compete   with   numerous   food  and   entertainment
establishments, many of which have far greater capital resources than we have. We can give no assurance that we will be able to be competitive in this market.


ITEM 2. DESCRIPTION OF PROPERTY

         The offices of Blue Fish are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.

Employees

         Mr. Mitchell Geisler, our chief executive officer is working part-time on a gratis basis while we are in the development stage. At the onset of building our first restaurant (once adequate funding is secured), it is anticipated that we will require two full-time employees. One will help oversee the construction and building phase and initiate pre-employment needs, while the second, a head chef, will begin preparation of our menu and recipes. When the restaurant is ready for opening, we anticipate employing several full and part-time hospitality staff and management associates. Accounting and general administrative personnel will also be required.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 27, 2001, the Securities and Exchange Commission approved the registration for a public offering of up to 20,000,000 shares of our common stock at $0.05 per share. In March 2002, we sold a total of 580,000 shares at $0.05 per share. Total proceeds from the sales were $29,000. In April 2002, we sold a total of 240,000 shares at $0.05 per share for total proceeds to the company of $12,000. All of the shares sold were on a pre-stock dividend basis. On June 19, 2002 we deregistered through a Post Effective Amendment the remaining 19,180,000 shares of our common stock that were not sold during the offering.

         On October 16, 2002, the Board of Directors of the Company issued a stock dividend of one share of Common Stock for each issued and outstanding share of Common Stock. After the issuance of the dividend shares, the Company has issued and outstanding 21,640,000 shares of Common Stock.

         On October 3, 2002, the Board of Directors adopted a resolution and obtained stockholder approval of an amendment to the Certificate of
Incorporation to create a class of preferred stock with 5,000,000 shares authorized, $.001 par value. In the judgment of the Board of Directors, the change of the Company's capitalization is desirable to make available at this time, shares of preferred stock to be able to raise additional funds in the future and to conduct other capital and corporate reorganization transactions. The Company does not have any plans to issue any of these newly authorized shares of preferred stock at this time and is not contemplating any transactions in which preferred stock might be issued.

         The preferred stock may be characterized as "blank check" stock. This means that the Board of Directors, without any action by the stockholders of common stock, have the right, from time to time, to designate some or all of the preferred stock into one or more series, and fix for each series the number of shares, full or limited voting powers, and the designations, preferences, participating, optional and other special rights, and the qualifications, limitations or restrictions of the various aspects of a series. Because of this ability of the Board of Directors, the preferred stock may be issued quickly and contain provisions that may have an anti-takeover effect, which may not be in some or all of the interests of subordinate preferred stock and common stockholders. In addition, because the Board of Directors may create convertible and paid-in-kind features for a series of preferred stock, if these features use common stock, the Company may become committed to issue or issue additional common stock from time to time. Any commitment for additional common stock to be issued or actually issued pursuant to the terms of any series of preferred stock may have various results including: (i) an absolute dilutive effect on the current shareholders percentage ownership of the then outstanding common stock and depending on the amount paid for the issued series of preferred stock and payable on conversion, if any amount is to be paid, a financial dilutive effect on previously issued equity securities of the Company, including the common stock, (ii) the potential issuance may cause "overhang" issues and impair the marketability or price of the common stock in any public market on which the common stock may be traded, or (iii) may require the Company to issue additional common stock at time that is in opportune for the Company or its stockholders. The preferred stock does not have any pre-emptive rights. None of the rights of the common stock were changed by the creation of the new class of preferred stock and, therefore, the rights of the common stockholders remain unchanged.

         On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Performance Equity Plan authorizing up to 3,000,000 shares of common stock. The Board of Directors of the Company believes the 2002 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. The issuance of common stock under an award may have a financial dilutive effect depending on the price paid for such shares and an absolute dilutive effect because of the increase in issued and outstanding shares. The Company currently has no commitment to issue any awards under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards.

         The common stock was quoted in September 2002 on the over-the-counter market (OTC BB) under the symbol "BFSH" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders. The last reported sale of our unrestricted common stock was on February 6, 2003 at a price of $0.75.

         We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 17, 2001, we issued 9,000,000 shares of common stock (18,000,000 on a post stock dividend basis) to Mr. Mitchell Geisler, the president of Blue Fish, in payment of his services as a consultant in the preparation of our business plan. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Mr. M. Geisler is a sophisticated investor. Mr. M. Geisler is a director or has been an employee/consultant of several companies, most of which operate in the area of hospitality services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10-KSB and in future filings by Blue Fish Entertainment, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of Blue Fish included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through December 31, 2002.

         Operating expenses for the year ended December 31, 2002 totaled $26,300. Legal and accounting fees of $20,400 were incurred in conjunction with the filing of our Form SB-2 (Registration Statement) and other SEC reporting requirements. The remaining $5,900 was incurred for stock transfer agent fees, interest expense and for general business expenses.

         For the year ended December 31, 2001 our total expenses were $36,900. These expenses include legal and accounting fees of $24,600 and were incurred in conjunction with the filing of Form 10-SB, Form SB-2 and other financial reporting requirements for the SEC. Other operating expenses were $12,300. These expenses include office supplies and filing fees as well as $9,000 incurred for consulting services rendered by our current president and chairman of the board, Mr. Mitchell Geisler. Mr. Geisler received 9,000,000 (18,000,000 on a post stock dividend basis) shares of our common stock for these services.

         Our cumulative net loss since inception is $68,200.

Liquidity and Capital Resources:

         As of December 31, 2002, our assets totaled $8,300, which consisted primarily of cash balances of $7,000. Our total liabilities were $21,500, which includes $3,000 in accounts payable and $18,500 in short-term notes payable and accrued interest to a shareholder. The loans from the shareholder are evidenced by promissory notes, which bear 8% simple interest. The shareholder has agreed to be repaid when and if the Company begins operations and has sufficient funds for repayment.

         In December 2001, the SEC approved the registration of up to 20,000,000 shares of our common stock to be offered to the public at $0.05 per share. In March 2002, we sold a total of 580,000 shares (pre-stock dividend) at $0.05 per share. Total proceeds from the sales were $29,000. In April 2002, we sold a total of 240,000 shares (pre-stock dividend) at $0.05 per share for total proceeds to the company of $12,000. On June 19, 2002, we deregistered through a Post Effective Amendment the remaining 19,180,000 shares of our common stock that were not sold during the offering.

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

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB
Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                       PAGE

Report of Malone & Bailey, PLLC independent accountants                 F-1

Balance Sheet for the year ended December 31, 2002                      F-2

Statement of Operations for the years ended December 31, 2002 and
December 31, 2001 and inception to December 31, 2002                    F-3

Statement  of  Stockholders'  Equity  (Deficit)  for period  from
December 31, 1996 (Inception) through December 31, 2002                 F-4

Statement of Cash Flows for the years ended December 31, 2002 and
December 31, 2001 and inception to December 31, 2002                    F-5

Notes to Financial Statements                                           F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Blue Fish Entertainment, Inc. (Formerly Demand Financial International, Ltd.) Toronto Ontario, Canada

We have audited the accompanying balance sheet of Blue Fish Entertainment, Inc. (Formerly Demand Financial International, Ltd.) (a Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from December 31, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Fish Entertainment, Inc. (Formerly Demand Financial International, Ltd.) as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended and for the period from December 31, 1996 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 20, 2003

                          BLUE FISH ENTERTAINMENT, INC.
                 (FORMERLY DEMAND FINANCIAL INTERNATIONAL, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Current assets
  Cash                                                            $  6,968
  Prepaid expenses                                                   1,331
                                                                  --------
TOTAL ASSETS                                                      $  8,299
                                                                  ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accrued payable                                                 $  3,016
  Notes payable - shareholder                                       18,516
                                                                  --------
    Total current liabilities                                       21,532
                                                                  --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                      --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 21,640,000 shares issued and outstanding            21,640
  Additional paid in capital                                        33,360
  Deficit accumulated during the development stage                 (68,233)
                                                                  --------
    Total Stockholders' Equity (Deficit)                           (13,233)
                                                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $  8,299
                                                                  ========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          BLUE FISH ENTERTAINMENT, INC.
                 (FORMERLY DEMAND FINANCIAL INTERNATIONAL, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   Years Ended December 31, 2002 and 2001 and
      Period from December 31, 1996 (Inception) Through December 31, 2002

                                                                            Inception
                                                                             through
                                            Years ended December 31,       December 31,
                                             2002             2001             2002
                                         ------------     ------------     ------------
General and administrative               $     24,954     $     36,907     $     66,861

Interest expense                                1,372             --              1,372
                                         ------------     ------------     ------------
Net loss                                 $     26,326     $     36,907     $     68,233
                                         ============     ============     ============
Net loss per share:
  Basic and diluted                      $      (0.00)    $      (0.00)
                                         ============     ============
Weighted average shares outstanding:
  Basic and diluted                        21,383,365       19,161,644
                                         ============     ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          BLUE FISH ENTERTAINMENT, INC.
                 (FORMERLY DEMAND FINANCIAL INTERNATIONAL, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     (DEFICIT) Period from December 31, 1996
                      (Inception) through December 31, 2002

                                                                                 Deficit
                                                                                accumulated
                                         Common stock            Additional     during the
                                   -------------------------      paid in       development
                                     Shares         Amount        capital         stage          Total
                                   ----------     ----------     ----------     ----------     ----------
Issuance of common stock
  for cash                          2,000,000     $    2,000     $    3,000     $     --       $    5,000

Net loss                                 --             --             --           (5,000)        (5,000)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 1996                 2,000,000          2,000          3,000         (5,000)          --

Net loss                                 --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 1997                 2,000,000          2,000          3,000         (5,000)          --

Net loss                                 --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 1998                 2,000,000          2,000          3,000         (5,000)          --

Net loss                                 --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 1999                 2,000,000          2,000          3,000         (5,000)          --

Net loss                                 --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 2000                 2,000,000          2,000          3,000         (5,000)          --

Issuance of common stock
  for services                     18,000,000         18,000         (9,000)          --             --

Net loss                                 --             --             --          (36,907)       (36,907)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 2001                20,000,000         20,000         (6,000)       (41,907)       (27,907)

Issuance of common stock
  for cash                          1,640,000          1,640         39,360           --           41,000

Net loss                                 --             --             --          (26,326)       (26,326)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 2002                21,640,000     $   21,640     $   33,360     $  (68,233)    $  (13,233)
                                   ==========     ==========     ==========     ==========     ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          BLUE FISH ENTERTAINMENT, INC.
                 (FORMERLY DEMAND FINANCIAL INTERNATIONAL, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 2002 and 2001 and
      Period from December 31, 1996 (Inception) Through December 31, 2002

                                                                                    Inception
                                                                                     through
                                                   Years ended December 31,        December 31,
                                                    2002             2001             2002
                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                        $    (26,326)    $    (36,907)    $    (68,233)

Adjustments to reconcile net loss to
  cash used in operating activities:
Common stock for services                               --              9,000            9,000

Changes in current assets and liabilities:

Prepaid expenses                                      (1,331)            --             (1,331)
Accounts payable and accrued interest                 (6,622)          11,010            4,388
                                                ------------     ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                (34,279)         (16,897)         (56,176)
                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                              41,000             --             46,000
Proceeds from note payable -
  shareholder                                           --             17,144           17,144
                                                ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          41,000           17,144           63,144
                                                ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                        6,721              247            6,968
Cash, beg. of period                                     247             --               --
                                                ------------     ------------     ------------
Cash, end of period                             $      6,968     $        247     $      6,968
                                                ============     ============     ============
Supplemental information:
  Income taxes paid                             $       --       $       --       $       --
  Interest paid                                 $       --       $       --       $       --

                See accompanying summary of accounting policies
                       and notes to financial statements.

                          BLUE FISH ENTERTAINMENT, INC.
                 (FORMERLY DEMAND FINANCIAL INTERNATIONAL, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. On December 31, 1996 Demand Financial International, Ltd. was incorporated in Nevada. In November 2002, Demand changed its name to Blue Fish Entertainment, Inc. ("Blue Fish"). Blue Fish currently has no operations and is considered a development stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

Blue  Fish  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the Blue Fish's results of operations, financial position or cash flow.


NOTE 2 - INCOME TAXES

Blue Fish has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to Blue Fish's lack of operations to provide income to use the net operating loss carryover of $66,000 that expires in years 2011 through 2022.

NOTE 3 - COMMON STOCK

In October 2002, the State of Nevada approved Blue Fish's restated articles of incorporation to add 5,000,000 shares of preferred stock with a par value of $.001.

In October 2002, the Board of Directors authorized a stock dividend of 1 for 1. The stock dividend has been applied retroactively to prior periods.

Blue Fish completed a public offering in March 2002 pursuant to which it sold 1,640,000 shares of its voting common stock at $.025 per share, for a total of $41,000.

In January 2001, Blue Fish issued 9,000,000 shares of common stock to Mitchell Geisler, president, in payment for consulting services. Blue Fish recognized $9,000 (representing the fair value of the common stock) in expense relating to the common shares issued.

In March 1999, the Board of Directors authorized a forward split on a 200 to 1. The forward split has been applied retroactively to prior periods.

In March 1999, the State of Nevada approved Blue Fish's restated articles of incorporation which increased the authorized shares of common stock from 25,000 common shares to 5,000,000 common shares. The par value was changed from no par to $.001.


NOTE 4 - RELATED PARTY TRANSACTIONS

Blue Fish neither owns nor leases any real or personal property. The Company has been provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.


NOTE 5 - NOTES PAYABLE - SHAREHOLDER

Blue Fish has various notes payable due to a shareholder totaling $18,516, including accrued interest if $1,372. The note accrues interest at 8%. The notes are unsecured and are due upon demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 7, 2002 we filed a Form 8-K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of January 7, 2002. The following information was filed in that current report:

         (a)  Previous independent accountants

         (i) On January 7, 2002, Eric Bolin CPA, P.A., the independent accountants of Blue Fish Entertainment, Inc. ("Registrant"), resigned.

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

         (b)  New independent accountants

         The Registrant engaged Malone & Bailey, PLLC as its new independent accountants as of January 7, 2002. During the two most recent fiscal years and through January 7, 2002, the Registrant has not consulted with Malone & Bailey, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the director and executive officer of Blue Fish Entertainment, Inc. and his age and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME                    AGE        POSITION

Mitchell Geisler        32         President, Treasurer, Secretary and Chairman

         Mr. Mitchell Geisler has been the president, treasurer and secretary and a director of Blue Fish Entertainment since January 2001. Mr. M. Geisler has more than 15 years of experience in the hospitality industry, and will lead and manage the planning, start-up and operation of the business. He has been an active member of the Toronto business and tourist district in a variety of capacities, and has worked with many international corporations including, Prime Restaurants, The Keg Restaurants, Cara Foods, and Sire Corp Restaurants. Most recently, during the period 1998 to 2001, Mr. M. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. He was a supervisor for Imago Restaurants from 1997 to 1998. From 1996 to 1997 he was a manager of Ruby Beets Restaurant. Mr. M. Geisler is a graduate of Toronto's York University in Toronto, and also studied at the University of Tel Aviv. Mr. M. Geisler is a director and president of GL Energy and Exploration, Inc., a public company engaged in mineral exploration activities.

         Mr. Howard Geisler was a vice president and a director from August 2001 to October 2002 when he resigned in connection with a new business appointment.

         During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

         No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.


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

         On January 17, 2001, Mr. M. Geisler received 9,000,000 shares of our common stock (18,000,000 on a post stock dividend basis) valued at $.001 per share for consulting services rendered. These services were valued at $9,000. He does not currently receive any salary.

         Until we have sufficient capital or revenues, Mr. M. Geisler will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Mr. M. Geisler will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on his then level of time devoted to Blue Fish and the scope of his responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate Mr. M. Geisler. In addition, we may use common stock to compensate others for services to Blue Fish.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.

OTHER COMPENSATION ARRANGEMENTS

         On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Performance Equity Plan authorizing up to 3,000,000 shares of common stock for structuring compensation arrangements and to provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. The Company currently has no commitment to issue any awards under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 28, 2003, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                                 NUMBER OF        PERCENTAGE
                                                  SHARES              OF
 NAME OF PERSON OR GROUP                          OWNED *         OWNERSHIP
 -----------------------                        ----------        ----------
 Mitchell Geisler (1)............               18,000,000           83.2%

 All executive officers and
 directors as a group (one person)              18,000,000           83.2%

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

         (1) The person's business address is 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 17, 2001, we issued 9,000,000 shares of common stock (18,000,000 on a post stock dividend basis) to Mr. Mitchell Geisler, the President of Blue Fish, in payment of his services as a consultant in the preparation of our business plan. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Mr. M. Geisler is a sophisticated investor. Mr. M. Geisler is a director or has been an employee/consultant of several companies, most of which operate in the area of hospitality services.

         As of December 31, 2002, the Company received various loans totaling $18,516 from a shareholder in order to pay operating expenses. These unsecured promissory notes bear 8% simple interest and are due on demand. Accrued interest on these loans was $1,372 as of December 31, 2002.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit
Number          Name of Exhibit

3.1             Amended Articles of Incorporation (1)

16.1            Letter on Change in Certifying Accountant (2)

99.1            2002 Performance Equity Plan (1)


(1) Previously filed as part of Form DEF 14C (Definitive Proxy Statement) filed on October 22, 2002.
(2) Incorporated by reference from Form 8-K filed on January 7, 2002. SEC file number 000-32629.

b.  Reports on Form 8-K

         On January 7, 2002, we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.


ITEM 14. CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Mitchell Geisler, the Company's President and Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               (Registrant)   BLUE FISH ENTERTAINMENT, INC.

                                        By:  /s/ Mitchell Geisler
                                             Mitchell Geisler, President,
                                             Secretary, Treasurer And Director

                                      Date:  March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                      Title                          Date

 /s/ Mitchell Geisler     President, Secretary, Treasurer,     March 31, 2003
 --------------------     and Director
 Mitchell Geisler

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Mitchell Geisler, certify that:

1.   I  have   reviewed   this  annual  report  on  Form  10-KSB  of  Blue  Fish
Entertainment, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                  /s/  Mitchell Geisler
                                      ---------------------
                                      Mitchell Geisler, President, Secretary,
                                      Treasurer & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Blue Fish Entertainment, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 31, 2003                    /s/  Mitchell Geisler
                                        ---------------------
                                        Mitchell Geisler, President, Secretary,
                                        Treasurer & Chief Financial Officer