Form 10KSB/A
period 2002-12-31
BLUE FISH ENTERTAINMENT INC
filed 2003-04-21
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

a.  Exhibits

Exhibit Number          Name of Exhibit

3.1                     Amended Articles of Incorporation (1)

16.1                    Letter on Change in Certifying Accountant (2)

23.1                    Consent of Malone & Bailey, PLLC (3)

99.1                    2002 Performance Equity Plan (1)


(1) Previously filed as part of Form DEF 14C (Definitive Proxy Statement) filed on October 22, 2002.
(2) Incorporated by reference from Form 8-K filed on January 7, 2002. SEC file number 000-32629.
(3)  Filed herewith.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant)  BLUE FISH ENTERTAINMENT, INC.

                                            By /s/ Mitchell Geisler
                                               ---------------------------
                                               Mitchell Geisler, President,
                                               Secretary, Treasurer And Director


                                          Date April 21, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                       Title                          Date

  /s/ Mitchell Geisler      President, Secretary, Treasurer,     April 21, 2003
  --------------------      and Director
  Mitchell Geisler