Form 10QSB
period 2003-03-31
BLUE FISH ENTERTAINMENT INC
filed 2003-05-14
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2003, the Company had outstanding 21,640,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                               PAGE
 -----------------------                                               ----

 PART I

   ITEM 1.   FINANCIAL STATEMENTS                                        3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              7
   ITEM 3.   CONTROLS AND PROCEDURES                                     9

 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                          10
   ITEM 2.   CHANGES IN SECURITIES                                      10
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11
   ITEM 5.   OTHER INFORMATION                                          11
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           11

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                          Blue Fish Entertainment, Inc.
                 (Formerly Demand Financial International, Ltd.)
                          (A Development Stage Company)
                                  Balance Sheet


                                                                March 31,      December 31,
                                                                  2003             2002
                                                              ------------     ------------
                                                               Unaudited
ASSETS
   Current Assets:
      Cash                                                    $      5,932     $      6,968
      Prepaid Expenses                                               1,331            1,331
                                                              ------------     ------------
         TOTAL ASSETS                                         $      7,263     $      8,299
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current Liabilities:
      Accounts Payable                                        $      3,515     $      3,016
      Note Payable - Shareholder                                    18,516           18,516
                                                              ------------     ------------
         Total Liabilities                                          22,031           21,532

   Stockholders' Equity (Deficit):
      Preferred Stock - $0.001 par value; 5,000,000 shares
         authorized, no shares issued and outstanding                 --               --
      Common Stock - $0.001 par value; 100,000,000 shares
         authorized, 21,640,000 shares outstanding at
         March 31, 2003                                             21,640           21,640
      Additional Paid-in Capital                                    33,360           33,360
      Deficit Accumulated During the Development Stage             (69,768)         (68,233)
                                                              ------------     ------------
         Total Stockholders' Deficit                               (14,768)         (13,233)
                                                              ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $      7,263     $      8,299
                                                              ============     ============

                        See notes to financial statements

                          Blue Fish Entertainment, Inc.
                 (Formerly Demand Financial International, Ltd.)
                          (A Development Stage Company)
                 Statement of Operations and Accumulated Deficit



                                                 Three Months       Three Months        Inception
                                                     Ended              Ended               To
                                                March 31, 2003     March 31, 2002     March 31, 2003
                                                --------------     --------------     --------------
                                                  Unaudited          Unaudited          Unaudited
REVENUES
   Revenues                                     $         --       $         --       $         --
                                                --------------     --------------     --------------
      Gross Revenues                            $         --       $         --       $         --

EXPENSES
   General and Administrative                            1,535              2,951             68,396
   Interest Expense                                       --                 --                1,372
                                                --------------     --------------     --------------
      Total Expenses                                     1,535              2,951             69,768

   Provision for Income Taxes                             --                 --                 --
                                                --------------     --------------     --------------
   Net Loss                                             (1,535)            (2,951)           (69,768)
                                                --------------     --------------     --------------
   Deficit Accumulated During the Development
    Stage at Beginning of Period                       (68,233)           (41,907)              --
                                                --------------     --------------     --------------
   Deficit Accumulated During the Development
    Stage at End of Period                      $      (69,768)    $      (44,858)    $      (69,768)
                                                ==============     ==============     ==============

   Net Loss per Share - Basic                   $        (0.00)    $        (0.00)
   Net Loss per Share - Diluted                 $        (0.00)    $        (0.00)

   Shares used in per Share Calculation:
    Basic                                           21,640,000         21,160,000
    Diluted                                         21,640,000         21,160,000


                        See notes to financial statements

                          Blue Fish Entertainment, Inc.
                 (Formerly Demand Financial International, Ltd.)
                          (A Development Stage Company)
                             Statement of Cash Flows


                                                         Three Months       Three Months        Inception
                                                            Ended              Ended                To
                                                        March 31, 2003     March 31, 2002     March 31, 2003
                                                        --------------     --------------     --------------
                                                          Unaudited          Unaudited          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Losses                                           $       (1,535)    $       (2,951)    $      (69,768)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                               --                 --                9,000
   Provided by (Used in) Operations:
   Increase (Decrease) in Accounts Payable                         500             (7,760)             3,515
   Decrease (Increase) in Prepaid Expenses                        --               (1,000)            (1,331)
                                                        --------------     --------------     --------------
   NET CASH (USED) BY OPERATING ACTIVITIES                      (1,035)           (11,711)           (58,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable                        --                 --               18,516
   Issuance of Common Stock                                       --               29,000             46,000
                                                        --------------     --------------     --------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               --               29,000             64,516

   NET CHANGE IN CASH AND CASH EQUIVALENTS                      (1,035)            17,289              5,932

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                     6,967                247               --
                                                        --------------     --------------     --------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                  $        5,932     $       17,536     $        5,932
                                                        ==============     ==============     ==============

                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2002 should be read in conjunction with this Quarterly Report on Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10QSB and in future filings by Blue Fish Entertainment, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

         We intend to develop a caviar lounge, restaurant and piano bar business situated in well-known high-rise towers in the business or financial districts of major cities. Our strategy is to create and operate a high-end food and entertainment chain, which combines a caviar lounge with a sky-line view, restaurant and piano bar with a sophisticated atmosphere. Our target market will be professionals from businesses and sophisticated social communities. The goal of our establishments will be the creation of a mood and atmosphere that lends itself to an exclusive environment in which our guests may conduct business meetings or simply relax. Our overall design calls for the setting to be upscale with high quality products and exemplary service. We are currently searching for a location in the Toronto, Canada area for our initial flagship restaurant. If we are successful with this initial operation, we will seek to expand into other major cities.

         We currently do not have adequate capital to implement our business plan. We have had no revenues to date and expect to incur substantial expenses in implementing our plan. We cannot indicate now if we will ever be profitable. Additionally, we have no other form of financial commitment for the funding of our business plan. We cannot give any assurance that we will be able to locate any funding or enter into any agreements that will provide the required operating capital.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through March 31, 2003.

         For the quarter ended March 31, 2003 our total expenses were approximately $1,535 as compared to $2,951 for the prior year quarter ended March 31, 2002. The expenses for both quarters were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

Liquidity and Capital Resources:

         We have been recently financed from proceeds from the sale of our common stock and from loans from a shareholder. As of March 31, 2003 we have a note payable to a shareholder totaling $18,516. Sale of our common stock included 820,000 shares of a registered offering in 2002.

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

New Accounting Pronouncements

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Based on the evaluation conducted by Mitchell Geisler, both the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Mitchell Geisler concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "BFSH" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock has been and is extremely limited.

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

    None

b.  Reports on Form 8-K

    None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  (Registrant)  BLUE FISH ENTERTAINMENT, INC.

                                           By:  /s/ Mitchell Geisler
                                                ----------------------------
                                                Mitchell Geisler, President,
                                                Secretary, Treasurer & Chief
                                                Financial Officer

                                         Date:  May 14, 2003

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, Mitchell Geisler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue Fish Entertainment, Inc.

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

Date: May 14, 2003                       /s/  Mitchell Geisler
                                         ---------------------
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blue Fish Entertainment, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 14, 2003                       /s/  Mitchell Geisler
                                         ---------------------
                                         Mitchell Geisler, President, Secretary,
                                         Treasurer & Chief Financial Officer