Form 10QSB
period 2003-06-30
BLUE FISH ENTERTAINMENT INC
filed 2003-08-01
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2003, the Company had outstanding 21,640,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS



 ITEM NUMBER AND CAPTION                                                PAGE


 PART I

   ITEM 1.   FINANCIAL STATEMENTS                                         3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               8
   ITEM 3.   CONTROLS AND PROCEDURES                                     10


 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                           11
   ITEM 2.   CHANGES IN SECURITIES                                       11
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             11
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
   ITEM 5.   OTHER INFORMATION                                           11
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          Blue Fish Entertainment, Inc.
                 (Formerly Demand Financial International, Ltd.)
                          (A Development Stage Company)
                                  Balance Sheet

                                                               Unaudited         Audited
                                                                June 30,       December 31,
                                                                  2003             2002
                                                              ------------     ------------
ASSETS
   Current Assets:
      Cash                                                    $        681     $      6,968
      Prepaid Expenses                                                --              1,331
                                                              ------------     ------------
         TOTAL ASSETS                                         $        681     $      8,299
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current Liabilities:
      Accounts Payable                                        $      3,340     $      3,016
      Note Payable - Shareholder                                    17,744           18,516
                                                              ------------     ------------
         Total Liabilities                                          21,084           21,532

   Stockholders' Deficit:
      Preferred Stock - $0.001 par value; 5,000,000 shares
         authorized, no shares issued and outstanding                 --               --
      Common Stock - $0.001 par value; 100,000,000 shares
         authorized, 21,640,,000 shares outstanding at
         June 30, 2003                                              21,640           21,640
      Additional Paid-in Capital                                    33,360           33,360
      Deficit Accumulated During the Development Stage             (75,403)         (68,233)
                                                              ------------     ------------
         Total Stockholders' Deficit                               (20,403)         (13,233)
                                                              ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $        681     $      8,299
                                                              ============     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                          Blue Fish Entertainment, Inc.
                 (Formerly Demand Financial International, Ltd.)
                          (A Development Stage Company)
                 Statement of Operations and Accumulated Deficit


                                                  Unaudited         Unaudited
                                                Three Months      Three Months
                                                    Ended             Ended
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------
REVENUES
     Revenues                                   $        --       $        --
                                                -------------     -------------
        Gross Revenues                          $        --       $        --

EXPENSES
     General and Administrative                         5,635             8,756
                                                -------------     -------------
        Total Expenses                                  5,635             8,756

     Other Income:
     Interest Income                                     --                   1

     Provision for Income Taxes                          --                --
                                                -------------     -------------
     Net Loss                                          (5,635)           (8,755)
                                                -------------     -------------
     Deficit Accumulated During the
       Development Stage at Beginning
       of Period                                      (69,768)          (44,858)
                                                -------------     -------------
     Deficit Accumulated During the
       Development Stage at End of Period       $     (75,403)    $     (53,613)
                                                =============     =============

     Net Loss per Share - Basic                 $       (0.00)    $       (0.00)
     Net Loss per Share - Diluted               $       (0.00)    $       (0.00)

     Shares used in per Share Calculation:
       Basic                                       21,640,000        21,320,000
       Diluted                                     21,640,000        21,320,000


                        SEE NOTES TO FINANCIAL STATEMENTS

                          Blue Fish Entertainment, Inc.
                 (Formerly Demand Financial International, Ltd.)
                          (A Development Stage Company)
                 Statement of Operations and Accumulated Deficit


                                                   Unaudited         Unaudited         Unaudited
                                                  Six Months        Six Months         Inception
                                                     Ended             Ended              To
                                                 June 30, 2003     June 30, 2002     June 30, 2003
                                                 -------------     -------------     -------------
REVENUES
   Revenues                                      $        --       $        --       $        --
                                                 -------------     -------------     -------------
      Gross Revenues                             $        --       $        --       $        --

EXPENSES
   General and Administrative                            7,170            11,707            74,031
   Interest Expense                                       --                --               1,373
                                                 -------------     -------------     -------------
      Total Expenses                                     7,170            11,707            75,404

   Other Income:
   Interest Income                                        --                   1                 1

   Provision for Income Taxes                             --                --                --
                                                 -------------     -------------     -------------
   Net Loss                                             (7,170)          (11,706)          (75,403)
                                                 -------------     -------------     -------------
   Deficit Accumulated During the
     Development Stage at Beginning
     of Period                                         (68,233)          (41,907)             --
                                                 -------------     -------------     -------------
   Deficit Accumulated During the
     Development Stage at End of Period          $     (75,403)    $     (53,613)    $     (75,403)
                                                 =============     =============     =============

   Net Loss per Share - Basic                    $       (0.00)    $       (0.00)
   Net Loss per Share - Diluted                  $       (0.00)    $       (0.00)

   Shares used in per Share Calculation:
     Basic                                          21,640,000        21,240,000
     Diluted                                        21,640,000        21,240,000


                        SEE NOTES TO FINANCIAL STATEMENTS

                          Blue Fish Entertainment, Inc.
                ( Formerly Demand Financial International, Ltd.)
                         ( A Development Stage Company)
                             Statement of Cash Flows

                                                         Unaudited         Unaudited         Unaudited
                                                        Six Months        Six Months         Inception
                                                           Ended             Ended              To
                                                       June 30, 2003     June 30, 2002     June 30, 2003
                                                       -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                            $      (7,170)    $     (11,706)    $     (75,403)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                             --                --               9,000
   Provided by (Used in) Operations:
   Increase (Decrease) in Accounts Payable                       325            (6,901)            3,340
   Decrease (Increase) in Prepaid Expenses                     1,331            (1,000)             --
                                                       -------------     -------------     -------------
   NET CASH (USED) BY OPERATING ACTIVITIES                    (5,514)          (19,607)          (63,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable                      (772)             --              17,744
   Issuance of Common Stock                                     --              41,000            46,000
                                                       -------------     -------------     -------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (772)           41,000            63,744

   NET CHANGE IN CASH AND CASH EQUIVALENTS                    (6,286)           21,393               681

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                   6,967               247              --
                                                       -------------     -------------     -------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                 $         681     $      21,640     $         681
                                                       ============     =============     =============


                        SEE NOTES TO FINANCIAL STATEMENTS

                          Blue Fish Entertainment, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through June 30, 2003.

         For the quarter ended June 30, 2003 our total expenses were $5,635 as compared to $8,756 for the prior year quarter ended June 30, 2002. The expenses for both periods were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

         For the six months ended June 30, 2003 our total expenses were $7,170 as compared to $11,707 for the six months ended June 30, 2002. The expenses for both periods were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

Liquidity and Capital Resources:

         We have been recently financed from proceeds from the sale of our common stock and from loans from a shareholder. As of June 30, 2003 we have a note payable to a shareholder totaling $17,744.

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

New Accounting Pronouncements

         In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position or results of its operations.

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

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


ITEM 3.  CONROLS AND PROCEDURES

         (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

None


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

31.1 Certification of Mitchell Geisler, President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Mitchell Geisler, President and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by
          Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                         Date:  August 1, 2003