Form 10QSB
period 2003-09-30
PACIFIC GOLD CORP
filed 2003-11-19
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

                        Commission File Number 000-32629


                               PACIFIC GOLD CORP.
                    (Formerly Blue Fish Entertainment, Inc.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2003, the Company had outstanding 21,640,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                 PAGE

 PART I

   ITEM 1.  FINANCIAL STATEMENTS                                           3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                 8
   ITEM 3.  CONTROLS AND PROCEDURES                                       11

 PART II

   ITEM 1.  LEGAL PROCEEDINGS                                             13
   ITEM 2.  CHANGES IN SECURITIES                                         13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13
   ITEM 5.  OTHER INFORMATION                                             13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               Pacific Gold Corp.
                    (Formerly Blue Fish Entertainment, Inc.)
                           Consolidated Balance Sheets

                                                           Unaudited          Audited
                                                         September 30,      December 31,
                                                             2003              2002
                                                         -------------     -------------
ASSETS
   Current Assets:
      Cash                                               $        --       $       6,968
      Mineral Rights Refund                                     95,000              --
      Prepaid Expenses                                            --               1,331
                                                         -------------     -------------
         Total Current Assets                                   95,000             8,299

   Other Assets:
      Mineral Rights                                           100,000              --
      Other Assets                                                 980              --
                                                         -------------     -------------
         TOTAL ASSETS                                    $     195,980     $       8,299
                                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current Liabilities:
      Accounts Payable                                   $      29,789     $       3,016
      Note Payable - Shareholder                                17,744            18,516
                                                         -------------     -------------
         Total Current Liabilities                              47,533            21,532

   Long-term Liabilities:
      Notes Payable - Shareholder                              256,472              --
                                                         -------------     -------------
         Total Long-term Liabilities                           256,472              --

   Stockholders' Equity (Deficit):
      Preferred Stock - $0.001 par value;
         5,000,000 shares Authorized, no
         shares issued and outstanding                            --                --
      Common Stock - $0.001 par value;
         100,000,000 shares Authorized,
         21,640,000 shares outstanding at
         June 30, 2003 and December 31, 2002                    21,640            21,640
      Additional Paid-in Capital                                33,360            33,360
      Deficit Accumulated During the Development Stage        (163,025)          (68,233)
                                                         -------------     -------------
         Total Stockholders' Deficit                          (108,025)          (13,233)
                                                         -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     195,980     $       8,299
                                                         =============     =============

                        See notes to financial statements

                               Pacific Gold Corp.
                    (Formerly Blue Fish Entertainment, Inc.)
                      Consolidated Statements of Operations


                                                Unaudited              Unaudited
                                               Three Months           Three Months
                                                  Ended                  Ended
                                            September 30, 2003     September 30, 2002
                                            ------------------     ------------------
REVENUES
   Revenues                                 $             --       $             --
                                            ------------------     ------------------
      Gross Revenues                                      --                     --

EXPENSES
   Mineral Exploration Expenses                         33,187                   --
   General and Administrative                           55,766                  4,415
                                            ------------------     ------------------
      Total Expenses                                    88,953                  4,415

   Other Income:
   Interest Income                                        --                        1

   Provision for Income Taxes                             --                     --
                                            ------------------     ------------------
   Net Loss                                 $          (88,953)    $           (4,414)
                                            ==================     ==================

   Net Loss per Share - Basic and Diluted   $            (0.00)    $            (0.00)

   Shares used in per Share Calculation:
       Basic and Diluted                            21,640,000             21,640,000


                        See notes to financial statements

                               Pacific Gold Corp.
                    (Formerly Blue Fish Entertainment, Inc.)
                      Consolidated Statements of Operations


                                                   Unaudited             Unaudited             Unaudited
                                                  Nine Months           Nine Months            Inception
                                                     Ended                 Ended                   To
                                               September 30, 2003    September 30, 2002    September 30, 2003
                                               ------------------    ------------------    ------------------
REVENUES
   Revenues                                    $             --      $             --      $             --
                                               ------------------    ------------------    ------------------
      Gross Revenues                                         --                    --                    --

EXPENSES
   Mineral Exploration Expenses                            33,187                  --                  33,187
   General and Administrative                              61,605                16,122               128,466
   Interest Expense                                          --                    --                   1,373
                                               ------------------    ------------------    ------------------
      Total Expenses                                       94,792                16,122               163,026

   Other Income:
   Interest Income                                           --                       2                     1

   Provision for Income Taxes                                --                    --                    --
                                               ------------------    ------------------    ------------------
   Net Loss                                    $          (94,792)   $          (16,120)   $         (163,025)
                                               ==================    ==================    ==================

   Net Loss per Share - Basic and Diluted      $            (0.00)   $            (0.00)

   Shares used in per Share Calculation:
       Basic and Diluted                               21,640,000            20,825,788

                        See notes to financial statements

                               Pacific Gold Corp.
                    (Formerly Blue Fish Entertainment, Inc.)
                      Consolidated Statements of Cash Flows

                                                                 Unaudited              Unaudited            Unaudited
                                                                Nine Months            Nine Months           Inception
                                                                   Ended                  Ended                  To
                                                             September 30, 2003    September 30, 2002    September 30, 2003
                                                             ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Losses                                                $          (94,792)   $          (16,120)   $         (163,025)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                                        --                    --                   9,000
   Provided by (Used in) Operations:
   Decrease (Increase) in Other Assets                                     (980)                 --                    (980)
   Decrease (Increase) in Other Receivable                              (95,000)                 --                 (95,000)
   Increase (Decrease) in Accounts Payable                               26,773                (8,877)               29,789
   Decrease (Increase) in Prepaid Expenses                                1,331                (1,000)                 --
                                                             ------------------    ------------------    ------------------
   NET CASH USED IN OPERATING ACTIVITIES                               (162,668)              (25,997)             (220,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Investment in Oregon Gold                                           (100,000)                 --                (100,000)
                                                             ------------------    ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable - Shareholder                   (772)                 --                  17,744
   Proceeds (Repayment) from Notes Payable - Shareholder                256,472                                     256,472
   Issuance of Common Stock                                                --                  41,000                46,000
                                                             ------------------    ------------------    ------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     255,700                41,000               320,216

   NET CHANGE IN CASH AND CASH EQUIVALENTS                               (6,968)               15,003                  --

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                              6,968                   247                  --
                                                             ------------------    ------------------    ------------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                       $             --      $           15,250    $             --
                                                             ==================    ==================    ==================

                        See notes to financial statements

                               Pacific Gold Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2002 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       MINERAL RIGHTS

In August 2003, the Company acquired 100% of the outstanding shares of the common stock of Oregon Gold, Inc. from ZDG Investments, Inc. Oregon Gold was formed in February 2003 and is an Oregon corporation engaged in the business of alluvial gold mineral exploration and mining in the State of Oregon. Oregon Gold, Inc. has 100,000,000 shares of common stock authorized and 100 shares issued and outstanding and 5,000,000 shares of preferred stock authorized and no shares issued or outstanding. The purchase price was $100,000 and the Company is indebted to ZDG Investments, Inc. for this amount. The note carries an annual interest rate of 10% and matures on June 30, 2005.

3.       MINERAL RIGHTS REFUND

On February 25, 2003, Oregon Gold, Inc. entered into an asset purchase agreement to acquire a series of mining claims located in Josephine County, Oregon, known as the Defiance Claims and the Pink Panther Claims and some mining equipment. Under the terms of the acquisition agreement Oregon Gold agreed to pay $275,000 for claims and associated permits. As of September 30, 2003 the Company had a deposit of $95,000 paid towards the purchase. Subsequent to September 30, 2003 the Company cancelled the purchase agreement due to issues regarding ownership rights and has been reimbursed all but $10,000 of the funds that have been expended.

4.       NOTES PAYABLE

The Company has various notes payable to a shareholder totaling $274,216 as of September 30, 2003. Of this amount, $100,000 relates to the purchase of 100% of the outstanding shares of the common stock of Oregon Gold, Inc. The note carries an annual interest rate of 10% and matures on June 30, 2005. The remaining notes payable of $174,216 is related to funding arrangements for the mining claim projects. The repayment terms of these notes have not been determined at September 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10QSB and in future filings by Pacific Gold Corp. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business

         Pacific Gold Corp. ("Company") was originally incorporated in the State of Nevada on December 31, 1996 under the name of Demand Financial International, Ltd. and is a development stage company. On October 3, 2002, the Company changed its name to Blue Fish Entertainment, Inc. On August 5, 2003, the Board of Directors adopted a resolution and obtained stockholder approval of the change in the Company's name to Pacific Gold Corp. In the judgment of the Board of Directors, the change in name was desirable to more accurately reflect the business of the Company.

         The Company's business plan includes the acquisition and development of production-ready or in-production mining operations concentrating on gold recovery. We are interested in alluvial, or placer, operations located in western North America. We currently own 100% of two operating subsidiaries; Oregon Gold, Inc. which was acquired during the quarter ended September 30, 2003 and Nevada Rae Gold, Inc. which was formed on August 27, 2003. The Company has identified and obtained through these subsidiaries, significant opportunities by identifying two projects that are low cost potential surface gold mines, which are permit and production ready.

Oregon Gold, Inc.

         Oregon Gold, Inc. was formed in February 2003. We acquired 100% of the outstanding common stock in August 2003. Oregon Gold is engaged in the business of alluvial gold mineral exploration and mining in the State of Oregon.

         On February 25, 2003, Oregon Gold entered into an asset purchase agreement to acquire a series of mining claims located in Josephine County, Oregon, known as the Defiance Claims and the Pink Panther Claims and some mining equipment. Prior to entering into the agreement to acquire the gold claims, Oregon Gold undertook a review of the mining site and operation, including a mineral sampling program. Under the terms of the acquisition agreement Oregon Gold agreed to pay $275,000 for claims and associated permits. As of September 30, 2003 we had paid $95,000 towards the purchase. We conducted legal due diligence and mineralization investigation of the claims during the summer and early fall. This due diligence revealed that there were ownership issues with some of the claims, resulting in changes in the initial purchase price valuation of the claims. Because of these issues, and challenges encountered in attempting to renegotiate the overall terms of the transaction with the sellers, the Company decided not to pursue the purchase of the claims and equipment. We cancelled the purchase agreement in November 2003. $85,000.00 of the progress payments that were made toward the purchase have been subsequently returned to the Company.

         Notwithstanding the decision to forego the purchase of the above claims and equipment under the terms of the original February agreement, Oregon Gold has continued in its pursuit of additional exploration activities in Josephine County, Oregon. Geological investigations conducted this year indicated that there may be viable mineralizations of gold and certain other minerals in the areas surveyed. The Company has already staked 14 claims in the area, and plans to stake additional claims. These 14 placer mining claims are known collectively as the Bear Bench Claims and comprise almost 280 acres of ground containing some gold bearing gravels.

         Oregon Gold has initiated a testing project with the goal of digging and analyzing 12 sample pits on the Bear Bench, as well as some exposed gravels located near bedrock in some of the abandoned adits. Results of the testing program and a resource estimate will be announced when the testing has been completed. Depending on the results of the testing program, the Company may file a Plan of Operations to permit the site for production as soon as possible after the testing is complete.

         We have put together an initial team of consultants and acquired some necessary equipment for our exploratory work. In October 2003 we received delivery of a Knelson KCMD-7.5 centrifugal portable concentrator. The pilot plant includes a small concentrator, generator and screens and will allow the company to process gravel materials involved in testing projects as well as the end piece on the circuit of the production plant in South West Oregon. The processor is a mobile unit and comes with its own trailer. The equipment was purchased on a lease via a third party. This machinery will allow the company greater flexibility in its testing programs and evaluations of projects, as well as allow us to process materials on our existing gold properties in a very cost effective and timely manner.

         Oregon Gold plans to continue to seek other existing claims, which its investigations indicate may have appropriate levels of mineralization and reasonable accessibility for future development and operations. We cannot give any assurances that our efforts will result in locating any commercially viable gold mineralizations.

Nevada Rae Gold, Inc.

         Nevada Rae Gold, Inc. was formed in August 2003. Nevada Gold is engaged in the business of alluvial gold mineral exploration and mining in the State of Nevada.

         In October and November 2003 Nevada Gold staked and recorded 38 placer gold mining claims near Crescent Valley, Nevada. These claims are known as the Crescent Valley Claims and cover almost 760 acres located in Lander County, Nevada. The claims are located in the Battle Mountain-Crescent Valley Gold Trend in Lander County, Nevada. The property lies in the Bullion Mining District some 85 km west of Elko and 50 km southeast of Battle Mountain. Many large scale mining operations are located nearby including the Pipeline Mine owned jointly by Placer Dome and Kennecott. Recently, Placer Dome released news of its nearby Cortez Hills discovery, which could contain up to 10 million ounces of gold.

         Nevada Gold plans to continue to seek other existing claims which may have appropriate levels of mineralization for future development and operations. We cannot give any assurances that our efforts will result in locating any commercially viable gold mineralizations.

         We currently do not have adequate capital to implement our business plan. We have had no revenues to date and expect to incur substantial expenses in implementing our plan. We cannot indicate now if we will ever be profitable. We have obtained almost $250,000 to date in financing for our projects.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through September 30, 2003.

         For the quarter ended September 30, 2003 our total expenses were $88,953 as compared to $4,415 for the prior year quarter ended September 30, 2002.

         Expenses incurred for the current quarter consisted of the following:

                Legal and professional fees totaled $36,130 for services rendered in connection with the Defiance Claim and our ongoing reporting requirements with the Securities and Exchange Commission.

                Expenses related to field work, travel and supplies for the various mining claims projects were $26,214.

                Mineral rights expenses totaled $6,974.

                Advertising costs were $10,983.

                The remaining expenses were incurred for business operations.

         Our operating expenses for the prior year comparable quarter were $4,415 and were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

         For the nine months ended September 30, 2003 our total expenses were $94,792 as compared to $16,122 for the nine months ended September 30, 2002.

         Our current year-to-date expenses were primarily incurred for the services performed for the mining operations as was discussed above. The prior year were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

Liquidity and Capital Resources:

         We have been recently financed from proceeds from the sale of our common stock and loans from a shareholder as of September 30, 2003, we have notes payable to a shareholder totaling $274,216.

         We are assessing the possibilities for financing our proposed business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no sources for funding our business plan at this time. We believe we will need a minimum of $2,000,000 to finance our current mining projects. If our business model is successful, we will need additional capital for any expansion we might undertake. If we do not obtain funding, we will have to discontinue our current business plan.

Employees

         We currently have one officer who is working part-time on a gratis basis.

Description of Properties

         The offices of Pacific Gold are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space and a minimal amount for services such as telephone. Any costs of this office space are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.

         In addition, we recently staked 52 placer mining claims located in Oregon and Nevada.

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


ITEM 3.  CONROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "PCFG" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock has been and is extremely limited.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 5, 2003, stockholders who are the owners of record of 18,000,000 shares of the Company's common stock, representing approximately 83% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving a change in the Company's name from Blue Fish Entertainment, Inc. to Pacific Gold Corp. On this same date the Company's Board of Directors approved the name change. The change of name did not affect the rights of the current stockholders in any way.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

         3.01   Amendment to Articles of Incorporation (1)

         31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Form DEF 14C filed on August 18, 2003.

b. Reports on Form 8-K

         On November 6, 2003 we filed a current report on Form 8-K announcing the cancellation of the Defiance mining claim purchase.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 (Registrant)   PACIFIC GOLD CORP.

                                          By:   /s/ Mitchell Geisler
                                                ----------------------------
                                                Mitchell Geisler, President,
                                                Secretary, Treasurer & Chief
                                                Financial Officer

                                        Date:   November 19, 2003