Form 10KSB
period 2003-12-31
PACIFIC GOLD CORP
filed 2004-03-08
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-32629


                               PACIFIC GOLD CORP.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                       NEVADA                        91-1997728
           -------------------------------       -------------------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


      157 ADELAIDE STREET WEST, STE 600, TORONTO, ONTARIO      M5H 4E7
      ---------------------------------------------------     ----------
            (Address of principal executive offices)          (Zip Code)


    Registrant's telephone number, including area code    (416) 214-1483
                                                          --------------


          Securities registered pursuant to section 12(b) of the Act:

        Title of Class        Name of each exchange on which registered
        --------------        -----------------------------------------
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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of February 6, 2004, the aggregate market price of the voting stock held by non-affiliates was approximately $897,600.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2004, the Company had outstanding 21,800,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                    PAGE

 PART I

   ITEM 1.    DESCRIPTION OF BUSINESS                                     3
   ITEM 2.    DESCRIPTION OF PROPERTY                                     6
   ITEM 3.    LEGAL PROCEEDINGS                                           7
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                            7

 PART II

   ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                 8
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION OR PLAN OF OPERATION                   10
   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                13
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                     23
   ITEM 8A.   CONTROLS AND PROCEDURES                                    23


 PART III

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                        23
   ITEM 10.   EXECUTIVE COMPENSATION                                     24
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                      25
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             25
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                           26
   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                     26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

         The Company's business plan includes the acquisition and development of production-ready or in-production mining operations concentrating on gold recovery. We are interested in alluvial, or placer, operations located in western North America. We currently own 100% of two operating subsidiaries; Nevada Rae Gold, Inc., which was formed on August 27, 2003 and Oregon Gold, Inc., which was acquired during 2003. We also plan to acquire other prospects with gold mineralization potential by staking, purchase and/or leasing arrangements. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk and we can give no assurance that we will be successful in our efforts.

         Our business objective in regard to our Oregon project is to complete the exploration and mineralization surveys, which will include an examination of the deposit configuration and mineralization levels to determine the viability of the prospects. Upon completion of that phase of the plan we will then file the required Notices of Intent and Plan of Operations documents with the relevant state and federal authorities. In Nevada we have completed the exploration phase and have begun the process for acquiring the proper permits so that we can begin production.

         We plan to operate the projects ourselves. We will also consider leasing arrangements for extraction purposes if at a later date that is determined to be a more viable way to recover any mineralizations we locate. In January 2004, we obtained a geological and engineering report that assesses prior workings and surveys on the Nevada prospects, which discusses the reserves, probable reserves and likely reserves of gold mineralizations in the prospects over which Nevada Rae has extractive rights. Based on this report, we believe there is gold mineralization within our prospects at levels sufficient to be commercially viable to extract, taking into consideration our current estimates of costs to locate and retrieve the mineralizations and the current price of gold. We cannot give any assurances that if costs are greater than our current estimates or there is a fall in the price of gold, the mineralizations may become unprofitable to pursue.

Nevada Rae Gold, Inc.

         Nevada Rae Gold, Inc. was formed in August 2003. Nevada Rae Gold is engaged in the business of alluvial gold mineral exploration and mining in the State of Nevada.

         In September and October 2003 Nevada Rae Gold staked and recorded 38 placer gold mining claims near Crescent Valley, Nevada. These claims are known as the Crescent Valley Claims and cover 760 acres located in Lander County, Nevada. The claims are located in the Battle Mountain-Crescent Valley Gold Trend in Lander County, Nevada. The property lies in the Bullion Mining District some 85 km west of Elko and 50 km southeast of Battle Mountain. Many large-scale mining operations are located nearby including the Pipeline Mine owned jointly by Placer Dome and Kennecott.

         The area has a history of placer gold exploration and mining. Gold mineralization was first discovered in the early 1900's in the Crescent Valley area. Most of the historical work was carried out over a section in Mud Springs Gulch, which is located near our prospects, but there are older exploration pits throughout the company's prospects. Little work was done in this area during the historical period. There was some recovery of gold mineralization during the later 1980's and 1990's at low extractive rates.

         On October 1, 2003, we leased an additional approximately 440 acres of land adjacent to our staked prospects. The lease covers acreage in the Bullion Mining District, Lander County, Nevada. Under the terms of the lease, we have the right to primarily all of the precious and base metals within the placers and gravels of the leased premises, with exclusive rights for prospecting and exploring the leased premises for such metals. We must pay an advance rental of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year. For the last four years of the lease, the advance rental is $20,000 per year. If the lease is renewed, the annual advance rental is $20,000. The advance rental is credited to and recoverable from the production rental amounts. We will be obligated to pay a production rental of the greater of four percent of the net smelter royalty (net ore value processed, less production costs, excluding general administration costs) or $0.50 per yard of material processed. The lease is terminable upon notice of default by lessor after a 30-day period in which cure must commence or be completed if capable of completion in such period. We may terminate the lease upon 30 days advance notice.

         On December 10, 2003, our mining engineer and permitting consultants met in Battle Mountain, Nevada, with the Bureau of Land Management (BLM) and the Nevada Bureau of Mining Regulation and Reclamation. The purpose of the meeting was to establish a forward-looking initial dialogue for the formal preparation and submission of The Company's gold mining Plan of Operations to the BLM, and to identify the State permits and filing documentation that will be necessary. With the initial meeting accomplished, Chemrox Technologies is now preparing our formal Plan of Operations for our Crescent Valley Project. Our current estimate is that the permitting process will take about 10 months. Nevada Rae Gold hopes to be conducting mining operations by the fourth quarter of 2004. In addition, we have begun the process of securing water rights as well as developing a timetable for the acquisition of personnel and equipment needed for mining operations. We hope to be permitted before the end of 2004 and begin mining in Nevada in the fourth quarter of 2004. Chemrox Technologies provides specialized services in due diligence, reserve confirmation, mine planning, forensic geochemistry, groundwater modeling, water restoration, environmental permitting and reclamation. With offices in Colorado, Montana, Arizona, Nevada and Pennsylvania, Chemrox can manage most mining and environmental situations in the United States.

         We believe that there are an abundance of skilled workers in the area with mining experience. The required equipment for mining operations also appears to be readily available for purchase or lease. There is also state supplied electricity and water can be obtained from wells.

         Nevada Gold plans to continue to seek other existing claims, which may have appropriate levels of mineralization for future development and operations. We cannot give any assurances that our efforts will result in locating any commercially viable gold mineralizations.

Oregon Gold, Inc.

         Oregon Gold, Inc. was formed in February 2003. We acquired 100% of the outstanding common stock in August 2003. Oregon Gold is engaged in the business of alluvial gold mineral exploration and mining in the State of Oregon.

         On February 25, 2003, Oregon Gold entered into an asset purchase agreement to acquire a series of mining claims located in Josephine County, Oregon, known as the Defiance Claims and the Pink Panther Claims and some mining equipment. Prior to entering into the agreement to acquire the gold claims, Oregon Gold undertook a review of the mining site and operation, including a mineral sampling program. Under the terms of the acquisition agreement Oregon Gold agreed to pay $275,000 for claims and associated permits. As of September 30, 2003 we had paid $95,000 towards the purchase. We conducted legal due diligence and mineralization investigation of the claims during the summer and early fall. This due diligence revealed that there were ownership issues with some of the claims, resulting in changes in the initial purchase price valuation of the claims. Because of these issues, and challenges encountered in attempting to renegotiate the overall terms of the transaction with the sellers, the Company decided not to pursue the purchase of the claims and equipment. We cancelled the purchase agreement in November 2003. $85,000 of the progress payments that were made toward the purchase have been subsequently returned to the Company. The remaining $10,000 was not returned by the seller and has been expensed in the accompanying financial statements.

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

         The claims in this area have experienced many decades of mining. Mineralization recovery, including recovery of gold, has taken place on property located on the placer deposits on the opposite side of the stream and in prospects adjacent to ours. This extraction has occurred since the late 1980s. The most recent local operations employed dredge and hydraulic methods using contract mining crews on a seasonal basis.

         We recently received approval of our Notice of Intent with the United States Forest Service to conduct a drill program, consisting of 13 drill holes, on the Bear Bench Project. In December 2003 Oregon Gold received preliminary results from its sampling program on the Bear Bench Project conducted in November 2003. The sampling program included channel samples from the Bear Bench claims through old adits close to bedrock. In addition, two pits were dug from surface to a depth of about 25 feet. The samples were concentrated on-site and sent to a firm in Reno, Nevada for assay analysis. The preliminary results of the samples produced promising results and we believe that further geological studies will be needed.

         The Company is currently budgeting the approved drilling program, and expects to complete the work prior to March 1, 2004. Results of the testing program and a resource estimate will be announced when the testing has been completed. Depending on the results of the testing program, the Company may file a Plan of Operations to permit the site for production as soon as possible after the testing is complete.

         In October 2003 we received delivery of a Knelson KCMD-7.5 centrifugal portable concentrator. The pilot plant includes a small concentrator, generator and screens and will allow the company to process gravel materials involved in testing projects as well as the end piece on the circuit of the production plant in South West Oregon. The processor is a mobile unit and comes with its own trailer. The equipment was acquired in a leasing arrangement between Pacific
Gold and a third party. This machinery will allow the company greater flexibility in its testing programs and evaluations of projects, as well as allow us to process materials on our existing gold properties in a very cost effective and timely manner.

         In connection with the Oregon prospects, we are at an earlier stage of determining their viability. In Oregon we must continue exploration activities and obtain mineralization surveys to determine the deposit configuration and mineralization levels, if any. We must also prepare and file required Notices of Intent and Plan of Operation documents with the relevant state and federal authorities, obtain necessary permits for exploratory and, at the appropriate time, development work, and finally determine a plan of operations.

         Oregon Gold plans to continue to seek other existing claims, which its investigations indicate may have appropriate levels of mineralization and reasonable accessibility for future development and operations. We cannot give any assurances that our efforts will result in locating any commercially viable gold mineralizations.

         We currently do not have adequate capital to implement our business plans for either of the Nevada or Oregon prospects. We have had no revenues to date and expect to incur substantial expenses in implementing our plan. We cannot indicate now if we will ever be profitable. We have obtained almost $302,000 to date in financing for our projects.

Regulation

         The exploration and development of a mining prospect will be subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency and the Bureau of Land Management as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we will be subjected to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation to which we may become subject if we complete the exploration phase. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

         We must comply with the annual staking and patent maintenance requirements of the States of Nevada and Oregon and the United States Bureau of Land Management. We must also comply with the filing requirements of our proposed exploration and development, including Notices of Intent and Plans of Operations. In connection with our exploration and assessment activities, we have pursued necessary permits where exemptions have not been available although, to date, most of these activities have been done under various exemptions. We will need to file for water use and other extractive-related permits in the future.

Competition

         We expect to compete with many mining and exploration companies in identifying and acquiring claims with gold mineralization. We believe that most of our competitors have greater resources than us. We also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations. We cannot give any assurances that we will be able to compete without adequate financial resources.


ITEM 2.  DESCRIPTION OF PROPERTY

         The offices of Pacific Gold are located at 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7. We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future. If in the future, we are obligated to pay rent at this location or obtain other rental space for our business operations we believe that space is readily available but we may not be able to afford the lease payments unless we receive financing.

         Pacific Gold through its subsidiary Nevada Rae Gold, Inc. has staked 38 placer prospects covering almost 760 acres and has leased approximately 440 acres of additional placer prospects adjacent to the staked areas, all in Lander County, Nevada.

         Pacific Gold through its subsidiary Oregon Gold, Inc. has 14 placer prospects covering about 280 acres in Josephine County, Oregon.

         In January 2004, Nevada Rae Gold, Inc. entered into a lease agreement to establish an office in Reno, Nevada. We believe that this location will allow company representatives including, mining personnel and permitting engineers to be more readily accessible and more productive in performing their roles on behalf of the company when on location in Nevada.

Employees/Consultants

         Mr. Mitchell Geisler, our chief executive officer is currently our only employee. He is working part-time on a gratis basis while we are in the development stage. We plan to hire or engage geological experts, engineers and other mining operations consultants and independent contractors from time to time as needed to facilitate the implementation of our business plan. Other personnel such as accounting and general administrative personnel will also be required if we are successful in implementing our plan.

         In January 2004, we engaged Chemrox Technologies to assist with the permitting process and handling the requirements associated with the United States Bureau of Land Management and other various governmental bodies. Chemrox Technologies provides specialized services in due diligence, reserve confirmation, mine planning, forensic geochemistry, groundwater modeling, water restoration, environmental permitting, and reclamation. Chemrox has offices in Colorado, Montana, Arizona, Nevada and Pennsylvania, with in-house experts to address the various government requirements associated with mining operations. The company's professional staff includes geologists, hydrologists, engineers and biologists with 20+ years experience and advanced degrees. Our consulting agreement provides that we pay Chemrox on a monthly basis $10,000 for ten months. The agreement is cancelable on 30 days advance notice.

         In January 2004, we engaged Mr. John Rae, P.Geo., a registered professional geoscientist and project manager with over 25 years experience in the mining industry, to provide the company with a geological and engineering report in respect of the Nevada prospects. His experience includes the design, implementation and management of mining projects from grassroots exploration to commercial production exploration to production stages.


ITEM 3.  LEGAL PROCEEDINGS

         On December 11 2003, Pacific Gold along with a shareholder of the company initiated a Statement of Claim against Mr. David Stern, Mr. Raymond Burghard and Monetary Advancement International Inc in the city of Toronto, the Province of Ontario in the country of Canada. The case file number is 03-CV-260401CM1 and was filed at the court office located at 393 University Avenue, 10th Floor, Toronto, Ontario M5G 1E6.

         The shareholder is looking to recover 250,000 shares paid to the above for services that were not provided.

         Pacific Gold Corp is seeking damages from Mr. Stern in the amount of $1,000,000 for fraudulent misrepresentation, breach of contract, unjust enrichment, conversion, negligence and conspiracy to defalcate, embezzle, misappropriate, convert and defraud. We are also seeking damages from Mr. Burghard and Monetary Advancement in the amount of $10,000,000 for inducing breach of contract, unjust enrichment, monies or property received and conspiracy to defalcate, embezzle, misappropriate, convert and defraud.

         Currently the defendants are being served and have not offered any defense.


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

         On October 16, 2002, the Board of Directors of the Company issued a stock dividend of one share of Common Stock for each issued and outstanding share of Common Stock. After the issuance of the dividend shares, the Company had issued and outstanding 21,640,000 shares of Common Stock.

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

         On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Performance Equity Plan authorizing up to 3,000,000 shares of common stock. The Board of Directors of the Company believes the 2002 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. The issuance of common stock under an award may have a financial dilutive effect depending on the price paid for such shares and an absolute dilutive effect because of the increase in issued and outstanding shares. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards. During the fourth quarter of 2003 we issued a total of 160,000 shares under this plan. We issued 80,000 shares and 20,000 shares of our common stock respectfully to 2 of our shareholders for their assistance in the contemplated purchase of the Oregon prospect and site visits to the Nevada prospects. These shares were valued at a total of $10,000. In addition, we issued 60,000 shares to Mr. Geisler as compensation and reimbursement for services and expenses incurred in connection with our acquisition program of certain mining prospects. These shares were valued at $6,000.

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

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders. The last reported sale of our unrestricted common stock on March 5, 2004 at a price of $0.20.

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

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

         The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         The financial information set forth in the following discussion should be read with the financial statements of Pacific Gold included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through December 31, 2003.

         Operating expenses for the year ended December 31, 2003 totaled $227,800. Legal and professional fees of $96,300 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, field work and site visits of $66,800.
Mineral rights expenses were $26,327. The remaining expenses relate to advertising, office, general and administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we progress with our evaluation process of the mining prospects.

         Operating expenses for the year ended December 31, 2002 totaled $26,300. Legal and accounting fees of $20,400 were incurred in conjunction with the filing of our Form SB-2 (Registration Statement) and other SEC reporting requirements. The remaining expenses were incurred for stock transfer agent fees, interest expense and for general business expenses.

Liquidity and Capital Resources:

         Since inception to December 31, 2003, we have funded our operations from the sale of securities and loans from a shareholder. At December 31, 2003, we have 2 unsecured loans from a shareholder in an aggregate amount of $302,392. The notes bear interest at the rate of 10% and are due on June 30, 2005.

         As of December 31, 2003, our assets totaled $114,437, which consisted primarily of cash balances and mineral rights. Our total liabilities were $339,492, which is primarily the notes payable to shareholder of $302,392. We had an accumulated deficit during the development stage of $296,055. Pacific Gold did not have working capital at December 31, 2003.

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

         We are assessing the possibilities for financing our proposed business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no outside sources for funding our business plan at this time. We will need additional capital for any current or future expansion of mining operations we might undertake. If we do not obtain funding, we will have to discontinue our current business plan.

Plan of Operation

         Our business plan for Oregon Gold is to complete additional geological testing of the prospects followed by the filing of the Notices of Intent and Plans of Operations and the obtaining of permits for water and exploration and development. We hope to complete the required filings by spring 2004.

         Nevada Rae Gold has completed the exploration process and is currently completing the Plan of Operations and should have it submitted to the appropriate authorities by the end of February 2004. We estimate that the process of finalizing the plan and receiving the proper permits will take approximately 10 months.

         We will need to acquire or rent equipment in order to conduct our operations. We also need to employ or contract with the appropriate geological, environmental and other mining consultants. We believe that these potential employees, consultants and equipment are generally readily available. If the mining industry becomes more active or gold prices fluctuate significantly, we may not be able to compete at a reasonable cost for their services.

         We will require additional capital to continue to fund our operations during the exploratory and development stages and for the implementation of the business plan for all the prospects currently held. In addition, we may require funds for additional acquisitions, and will require funds for exploration and development of additionally acquired prospects. At this time, all of our capital requirements will have to come from external sources, either from the sale of securities or incurring of debt. Without adequate capital, we will have to curtail our operations, and will not be able to implement our business plan. We have not identified any capital resources and we do not have any arrangements with any investment banking firms or institutional lenders.

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

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                        PAGE

Report of Malone & Bailey, PLLC independent accountants                  F-2

Balance Sheet for the year ended December 31, 2003                       F-3

Statements of Operations for the years ended December 31,
2003 and December 31, 2002 and inception to December 31, 2003            F-4

Statements of Stockholders' Deficit for period from
December 31, 1996 (Inception) through December 31, 2003                  F-5

Statements of Cash Flows for the years ended December 31, 2003
and December 31, 2002 and inception to December 31, 2003                 F-6

Notes to Financial Statements                                            F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Pacific Gold Corp.
Toronto Ontario, Canada

We have audited the accompanying balance sheet of Pacific Gold Corp. (a Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from December 31, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended and for the period from December 31, 1996 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 24, 2004

                               Pacific Gold Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                             December 31,
                                                                 2003
                                                             ------------
                                     ASSETS
   Current assets:
      Cash                                                   $     13,457
                                                             ------------
           Total current assets                                    13,457

   Other assets:
      Mineral rights                                              100,000
      Other                                                           980
                                                             ------------
           TOTAL ASSETS                                      $    114,437
                                                             ============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities:
      Accounts payable                                       $     30,943
      Accrued expenses                                              6,157
                                                             ------------
           Total current liabilities                               37,100

   Long-term liabilities:
      Note payable - shareholder                                  302,392
                                                             ------------
           Total long-term liabilities                            302,392

   Stockholders' deficit:
      Preferred stock - $0.001 par value;
         5,000,000 shares authorized, no
         shares issued and outstanding                               --
      Common stock - $0.001 par value;
         100,000,000 shares authorized,
         21,800,000 shares outstanding
         at December 31, 2003                                      21,800
      Additional paid-in capital                                   49,200
      Deficit accumulated during the development
         stage                                                   (296,055)
                                                             ------------
           Total stockholders' deficit                           (225,055)

                                                             ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    114,437
                                                             ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                         Years Ended                Inception
                                         December 31,                through
                                 -----------------------------     December 31,
                                     2003             2002             2003
                                 ------------     ------------     ------------
Mineral rights expenses                26,327             --             26,327
General and administrative            196,568           24,954          263,428
Interest expense                        4,928            1,372            6,302
                                 ------------     ------------     ------------
Net loss                         $   (227,823)    $    (26,326)    $   (296,055)
                                 ============     ============     ============

Net loss per share:
   Basic and diluted             $      (0.01)    $      (0.00)
                                 ============     ============
Weighted average shares
outstanding:
   Basic and diluted               21,660,603       21,383,365
                                 ============     ============



                See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit
       Period from December 31, 1996 (Inception) through December 31, 2003


                                                                          Deficit
                                                                        accumulated
                                 Common stock            Additional     during the
                           -------------------------      paid in       development
                             Shares         Amount        capital          stage          Total
                           ----------     ----------     ----------     -----------     ----------
Issuance of common
  stock for cash            2,000,000     $    2,000     $    3,000     $      --       $    5,000

Net loss                         --             --             --            (5,000)        (5,000)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1996         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1997         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1998         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1999         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2000         2,000,000          2,000          3,000          (5,000)          --

Issuance of common
  stock for services       18,000,000         18,000         (9,000)           --            9,000

Net loss                         --             --             --           (36,907)       (36,907)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2001        20,000,000         20,000         (6,000)        (41,907)       (27,907)

Issuance of common
  stock for cash            1,640,000          1,640         39,360            --           41,000

Net loss                         --             --             --           (26,326)       (26,326)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2002        21,640,000         21,640         33,360         (68,233)       (13,233)

Issuance of common
  stock for services          160,000            160         15,840            --           16,000

Net loss                         --             --             --          (227,823)      (227,823)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2003        21,800,000     $   21,800     $   49,200     $  (296,055)    $ (225,055)
                           ==========     ==========     ==========     ===========     ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                           Years ended                Inception
                                                           December 31,                through
                                                   -----------------------------     December 31,
                                                       2003             2002             2003
                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net losses                                      $   (227,823)    $    (26,326)    $   (296,055)

Adjustments to reconcile net loss to cash
used in operating activities:
   Common stock for services                             16,000             --             25,000

Changes in current assets and liabilities:
   Prepaid expenses                                       1,331           (1,331)            --
   Other assets                                            (980)            --               (980)
   Accounts payable                                      27,927           (6,622)          30,943
   Accounts payable and accrued expenses                  6,157             --              6,157
                                                   ------------     ------------     ------------

   NET CASH USED IN OPERATING ACTIVITIES               (177,388)         (34,279)        (234,935)
                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Oregon Gold                           (100,000)            --           (100,000)
                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                --             41,000           46,000
   Proceeds from notes payable - shareholders           283,877             --            302,392
                                                   ------------     ------------     ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES            283,877           41,000          348,392
                                                   ------------     ------------     ------------

   NET INCREASE IN CASH                                   6,489            6,721           13,457

   Cash, beginning of period                              6,968              247             --
                                                   ------------     ------------     ------------
   Cash, end of period                             $     13,457     $      6,968     $     13,457
                                                   ============     ============     ============
Supplemental information:
   Income taxes paid                               $       --       $       --       $       --
   Interest paid                                   $       --       $       --       $       --


                See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the assets.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pacific Gold's results of operations, financial position or cash flow.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 2 - INCOME TAXES

Pacific Gold has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2003 a deferred tax asset has not been recorded due to Pacific Gold's lack of operations to provide income to use the net operating loss carryover of $ 296,000 that expires in years 2012 through 2023.


NOTE 3 - COMMON STOCK

In November 2003, The Board of Directors approved the issuance of 160,000 registered shares of common stock under the 2002 Equity Performance Plan to 3 shareholders of the company for services rendered. These shares were valued at $16,000.

In October 2002, the State of Nevada approved Pacific Gold's restated articles of incorporation which increased the authorized shares of common stock from 5,000,000 common shares to 100,000,000 common shares; par value remained at $.001. Pacific Gold also amended its articles to add an additional 5,000,000 shares of preferred stock with a par value of $.001.

In October 2002, the Board of Directors authorized a stock dividend of 1 for 1. The stock dividend has been applied retroactively to prior periods.

Pacific Gold completed a public offering in March 2002 pursuant to which it sold 1,640,000 shares of its voting common stock at $.025 per share, for a total of $41,000.

In January 2001, Pacific Gold issued 9,000,000 shares of common stock to Mitchell Geisler, president, in payment for consulting services. Pacific Gold recognized $9,000 (representing the fair value of the common stock) in expense relating to the common shares issued.

In March 1999, the Board of Directors authorized a forward split on a 200 to 1.

In March 1999, the State of Nevada approved Pacific Gold's restated articles of incorporation, which increased the authorized shares of common stock from 25,000 common shares to 5,000,000 common shares. The par value was changed from no par to $.001.


NOTE 4 - RELATED PARTY TRANSACTIONS

Pacific Gold neither owns no real or personal property. The Company has been provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 5 - MINERAL RIGHTS

In August 2003, the Company acquired 100% of the outstanding shares of the common stock of Oregon Gold, Inc. from ZDG Investments, Inc., a shareholder. Oregon Gold was formed in February 2003 and is an Oregon corporation engaged in the business of alluvial gold mineral exploration and mining in the State of Oregon. Oregon Gold, Inc. has 100,000,000 shares of common stock authorized and 100 shares issued and outstanding and 5,000,000 shares of preferred stock authorized and no shares issued or outstanding. The purchase price was $100,000 and the Company is indebted to ZDG Investments, Inc. for this amount. The note carries an annual interest rate of 10% and matures on June 30, 2005.


NOTE 6 - NOTES PAYABLE

The Company owes an aggregate of $302,392 to a stockholder as of December 31, 2003. The amount due is represented by two notes, one in principal amount of $100,000 and one in principal amount of $202,392. The notes bear interest at 10% per annum, and mature on June 30, 2005. The $100,000 note relates to the purchase of 100% of the outstanding shares of the common stock of Oregon Gold, Inc., the subsidiary of the Company, and the $202,392 note relates to the funding arrangements for the mining claim projects of the Company's subsidiaries. At December 31, 2003, accrued interest on these notes totaled $6,157.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


        The following table sets forth information concerning the director and executive officer of Pacific Gold Corp. and his age and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

    NAME                   AGE      POSITION

    Mitchell Geisler       33       President, Treasurer, Secretary and Chairman

         Mr. Mitchell Geisler, 33, has been the president and chairman of the board since January 2001 and treasurer and secretary since October 2002. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. He has been an active member of the Toronto business and tourist district in a variety of capacities, and has worked with many international corporations including, Prime Restaurants, The Keg Restaurants, Cara Foods, and Sire Corp Restaurants. Most recently, during the period 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. He was a supervisor for Imago Restaurants from 1997 to 1998. From 1996 to 1997 he was a manager of Ruby Beets Restaurant. Mr. Geisler is a graduate of Toronto's York University in Toronto, and also studied at the University of Tel Aviv. Mr. Geisler, until June 2003, was a director and president and treasurer of GL Energy and Exploration, Inc., a development stage company engaged in the mineral exploration business. Mr. Geisler was also a director of Uranium Strategies, Inc., both mineral exploratory stage companies.

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


ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any cash compensation to our executive officers since our inception. The only form of compensation paid to our executive officers has been the issuance of shares of our common stock. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         On December 8, 2003, Pacific Gold issued an aggregate of 60,000 shares of common stock to Mr. Geisler as compensation and reimbursement for services and expenses in connection with the abandoned acquisition program of certain prospects and other assets in Oregon, various site visits and due diligence activities on behalf of the company, incurred during 2003. These shares have been valued at $6,000. The shares were issued under the equity performance plan, the shares of which were registered for issuance by Pacific Gold.

         Until we have sufficient capital or revenues, Mr. M. Geisler will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Mr. M. Geisler will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on his then level of time devoted to Pacific Gold and the scope of his responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate Mr. M. Geisler. In addition, we may use common stock to compensate others for services to Pacific Gold.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

OTHER COMPENSATION ARRANGEMENTS

         On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Performance Equity Plan authorizing up to 3,000,000 shares of common stock for structuring compensation arrangements and to provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards. We have issued 160,000 shares under this plan during 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 2, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                             NUMBER OF       PERCENTAGE
                                               SHARES            OF
     NAME OF PERSON OR GROUP                   OWNED*        OWNERSHIP
     -----------------------                 ----------      ----------

     Mitchell Geisler (1)..........          18,060,000        82.8%


     All executive officers and
     directors as a group (one person)       18,060,000        82.8%

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

         (1) The person's business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 14, 2003, we issued an aggregate of 60,000 shares of our common stock to Mr. Geisler as compensation and reimbursement for services and expenses incurred in connection with our acquisition program and due diligence activities on behalf of the company, incurred during 2003. These registered shares were issued under the 2002 equity performance plan.

         On November 14, 2003 we issued 80,000 shares and 20,000 shares of our common stock respectfully to 2 of our shareholders for their assistance in the contemplated purchase of the Oregon prospect and site visits to the Nevada prospects. These shares were valued at a total of $10,000. These registered shares were issued under the 2002 equity performance plan.

         As of December 31, 2003, the Company received various loans totaling $302,392 from a shareholder in order to acquire Oregon Gold and pay operating expenses. These unsecured promissory notes bear 10% simple interest and are due June 30, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

     Exhibit Number           Name of Exhibit
     --------------           --------------------------------------------------

     3.1                      Certificate   of  Amendment  to   Certificate   of
                              Incorporation   (change  of  name  and  authorized
                              capital) (2)

     3.2                      Certificate   of  Amendment  to   Certificate   of
                              Incorporation (change of name) (3)

     23.1                     Consent of Malone & Bailey (1)

     31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

     31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith
(2)  Incorporated by reference from Schedule 14C (dated October 22, 2002)
(3)  Incorporated by reference from Schedule 14C (dated August 18, 2003)


b.  Reports on Form 8-K

         On November 6, 2003 we filed a current report on Form 8-K announcing the cancellation of the Defiance mining claim purchase.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $4,200 for each of the fiscal years ended December 31, 2003 and December 31, 2002 to Malone & Bailey, PLLC, our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         None

All Other Fees

         None

Audit committee policies & procedures

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            (Registrant)   PACIFIC GOLD CORP.

                                     By:   /s/ Mitchell Geisler
                                           ---------------------------
                                           Mitchell Geisler, President
                                           (Chief Executive Officer)

                                   Date:   March 8, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                        Title                         Date

 /s/ Mitchell Geisler    President, Secretary, Treasurer,       March 8, 2004
 --------------------    and Director (Principal Accounting
 Mitchell Geisler        Officer)