Form 10QSB
period 2004-03-31
PACIFIC GOLD CORP
filed 2004-05-17
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2004, the Company had outstanding 21,800,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                 PAGE

 PART I

   ITEM 1.    FINANCIAL STATEMENTS                                         3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              10
   ITEM 3.    CONTROLS AND PROCEDURES                                     15

 PART II

   ITEM 1.    LEGAL PROCEEDINGS                                           17
   ITEM 2.    CHANGES IN SECURITIES                                       17
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             17
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17
   ITEM 5.    OTHER INFORMATION                                           17
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                               Pacific Gold Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                  March 31,
                                                                    2004
                                                                  ---------
                                     ASSETS
   Current Assets:
      Cash                                                        $   9,876
                                                                  ---------
          Total Current Assets                                        9,876

   Other Assets:
      Mineral Rights                                                100,000
      Water Rights & Wells                                           90,000
      Equipment- Well Pumps & Caps                                   16,330
      Land                                                           13,670
      Other Assets                                                      980
                                                                  ---------
          TOTAL ASSETS                                            $ 230,856
                                                                  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
      Accounts Payable                                            $  40,894
      Accrued Expenses                                               15,130
      Note Payable - Water Rights & Land                             60,000
                                                                  ---------
          Total Current Liabilities                                 116,025

   Long-tern Liabilities:
      Note Payable - Shareholder                                    454,395
                                                                  ---------
          Total Long-term Liabilities                               454,395

   Stockholders' Deficit:
      Preferred Stock - $0.001 par value;
         5,000,000 shares authorized, no
         shares issued and outstanding                                 --
      Common Stock - $0.001 par value;
         100,000,000 shares authorized,
         21,800,000 shares outstanding at
         March 31, 2004                                              21,800
      Additional Paid-in Capital                                     49,200
      Deficit Accumulated During the Development Stage             (410,564)
                                                                  ---------
          Total Stockholders' Deficit                              (339,564)
                                                                  ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 230,856
                                                                  =========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                      Three Months Ended           Inception To
                                   March 31,        March 31,        March 31,
                                     2004             2003             2004
                                 ------------     ------------     ------------

Mineral Rights Expenses          $      3,115     $       --       $     29,442
General and Administrative            102,421            1,535          365,850
Interest Expense                        8,972             --             15,272
                                 ------------     ------------     ------------
Net Loss                         $   (114,509)    $     (1,535)    $   (410,564)
                                 ============     ============     ============

Net Loss per Share -
   Basic and Diluted             $      (0.01)    $      (0.00)
                                 ============     ============

Weighted Average Shares
Outstanding:
   Basic and Diluted               21,800,000       21,640,000
                                 ============     ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
        Period from December 31, 1996 (Inception) through March 31, 2004


                                                                          Deficit
                                                                        accumulated
                                 Common stock            Additional     during the
                           -------------------------      paid in       development
                             Shares         Amount        capital          stage          Total
                           ----------     ----------     ----------     -----------     ----------
Issuance of common
  stock for cash            2,000,000     $    2,000     $    3,000     $      --       $    5,000

Net loss                         --             --             --            (5,000)        (5,000)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1996         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1997         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1998         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1999         2,000,000          2,000          3,000          (5,000)          --

Net loss                         --             --             --              --             --
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2000         2,000,000          2,000          3,000          (5,000)          --

Issuance of common
  stock for services       18,000,000         18,000         (9,000)           --            9,000

Net loss                         --             --             --           (36,907)       (36,907)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2001        20,000,000         20,000         (6,000)        (41,907)       (27,907)

Issuance of common
  stock for cash            1,640,000          1,640         39,360            --           41,000

Net loss                         --             --             --           (26,326)       (26,326)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2002        21,640,000         21,640         33,360         (68,233)       (13,233)

Issuance of common
  stock for services          160,000            160         15,840            --           16,000

Net loss                         --             --             --          (227,823)      (227,823)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2003        21,800,000     $   21,800     $   49,200     $  (296,055)    $ (225,055)
                           ==========     ==========     ==========     ===========     ==========

Net loss                         --             --             --          (114,509)      (114,509)
                           ----------     ----------     ----------     -----------     ----------
Balance,
  March 31, 2004           21,800,000     $   21,800     $   49,200     $  (410,564)    $ (339,564)
                           ==========     ==========     ==========     ===========     ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                         Inception
                                                               Three Months Ended           To
                                                             March 31,     March 31,     March 31,
                                                               2004          2003          2004
                                                             ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Losses                                                $(114,509)    $  (1,535)    $(410,564)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                               --            --          25,000
   Provided by (Used in) Operations:
   Decrease (Increase) in Other Assets                            --            --            (980)
   Increase (Decrease) in Accounts Payable                       9,952           500        40,894
   Increase (Decrease) in Accrued Expenses                       8,973          --          15,131
                                                             ---------     ---------     ---------
   NET CASH (USED) BY OPERATING ACTIVITIES                     (95,584)       (1,035)     (330,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Water Rights & Wells                          (90,000)         --         (90,000)
   Investment in Equipment                                     (16,330)         --         (16,330)
   Investment in Land                                          (13,670)         --         (13,670)
   Investment in Oregon Gold                                      --            --        (100,000)
                                                             ---------     ---------     ---------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (120,000)         --        (220,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable - Shareholder       152,003          --         454,395
   Proceeds (Repayment) from Notes Payable - Water Rights       60,000          --          60,000
   Issuance of Common Stock                                       --            --          46,000
                                                             ---------     ---------     ---------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            212,003          --         560,395

   NET CHANGE IN CASH AND CASH EQUIVALENTS                      (3,581)       (1,035)        9,876

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                    13,457         6,967          --
                                                             ---------     ---------     ---------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                       $   9,876     $   5,932     $   9,876
                                                             =========     =========     =========

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

NOTE 2 - INCOME TAXES

Pacific Gold has not yet realized income as of March 31, 2004, no provision for income taxes has been made. At December 31, 2003 a deferred tax asset has not been recorded due to Pacific Gold's lack of operations to provide income to use the net operating loss carryover of $ 296,000 that expires in years 2012 through 2023.


NOTE 3 - COMMON STOCK

In November 2003, The Board of Directors approved the issuance of 160,000 registered shares of common stock under the 2002 Equity Performance Plan to 3 shareholders of the company for services rendered. These shares were valued at $16,000.

In October 2002, the State of Nevada approved Pacific Gold`s restated articles of incorporation, which increased the authorized shares of common stock from 5,000,000 common shares to 100,000,000 common shares; par value remained at $.001. Pacific Gold also amended its articles to add an additional 5,000,000 shares of preferred stock with a par value of $.001.

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

NOTE 6 - WATER RIGHTS

On March 17, 2004, the Company purchased 13.67 acres of private land in Lander County, Nevada. The land will accommodate the Company's mill, processing plant, on-site storage, security headquarters, and remote office facilities. The purchase agreement also included two water wells, and equipment for its Crescent Valley gold mining project.

The cost of purchasing the land, water producing wells and rights, and equipment was $120,000. The Company paid $60,000 on the date of closing, and is required to pay the remaining $60,000, at the rate of $10,000 per month for six months ending September 1, 2004.


NOTE 7 - NOTES PAYABLE

The Company owes an aggregate of $454,395 to a stockholder as of March 31, 2004. The amount due is represented by two notes, one in principal amount of $100,000 and one in principal amount of $354,395. The notes bear interest at 10% per annum, and mature on June 30, 2005. The $100,000 note relates to the purchase of 100% of the outstanding shares of the common stock of Oregon Gold, Inc., the subsidiary of the Company, and the $354,395 note relates to the funding arrangements for the mining claim projects of the Company's subsidiaries. At March 31, 2004, accrued interest on these notes totaled $15,130.

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

         The Company's business plan includes the acquisition and development of production-ready or in-production mining operations concentrating on gold recovery. We are interested in alluvial, or placer, operations located in North America. We currently own 100% of two operating subsidiaries; Nevada Rae Gold, Inc., which was formed on August 27, 2003 and Oregon Gold, Inc., which was acquired during 2003. We also plan to acquire other prospects with gold mineralization potential by staking, purchase and/or leasing arrangements. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk and we can give no assurance that we will be successful in our efforts.

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

         Since Nevada Rae Gold's inception we have staked and recorded 46 placer gold mining claims near Crescent Valley, Nevada. These claims are known as the Crescent Valley Claims and cover 920 acres located in Lander County, Nevada. In addition, Pacific Gold leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. The claims are located in the Battle Mountain-Crescent Valley Gold Trend in Lander County, Nevada. Many large-scale mining operations are located nearby including the Pipeline Mine owned jointly by Placer Dome and Kennecott.

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

         In early March 2004, we submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NSDEP). Nevada Rae Gold expects that the process for approval of the Plan of Operations can be completed within six to nine months. The Plan of Operations was submitted on behalf of the Company by Chemrox Technologies, an environmental specialist firm providing professional services in due diligence, reserve confirmation, mine planning, forensic geochemistry, groundwater modeling, water restoration, environmental permitting and reclamation.

         Subsequent to the initial filing of a Plan of Operations, we have submitted additional information and filed an amended Plan of Operations with the Bureau of Land Management and the Nevada State Division of Environmental Protection. The BLM and NSDEP are in process of reviewing the amended Plan. We anticipate additional comments regarding the Plan but do not foresee any major delays and still anticipate an approval of the Plan before the end of 2004.


         On March 17, 2004, the Company completed the acquisition of 13.67 acres of private land in Lander County, Nevada, less than two miles from the Company's claims at Crescent Valley. The land is adjacent to a well-maintained, all-weather asphalt road The land will accommodate the Company's mill, processing plant, on-site storage, security headquarters, and remote office facilities. The purchase agreement also includes two water wells, and equipment for its Crescent Valley gold mining project. The private land and two wells have been formally analyzed and tested by the State of Nevada and the Company's environmental consultants, Chemrox Technologies, and are determined to be in excellent condition, free of any contaminants. The tests also confirmed that the certified capacity of each well exceeds the output rates required by Nevada Rae to successfully operate its processing plant. In addition, the wells and property are supplied by an ample State supplied power grid for use at the processing plant and office facilities.

         We have filed an application for a Water Pollution and Control Permit for the Crescent Valley Project. The application is the review process by the Nevada Department of Environmental Protection, with a copy also delivered to the Bureau of Land Management. The application speaks to the hydrology, soil, sediment, vegetation, fluid sources, water usage and consumption, fluids handling, diversion, storage and safety precautions, stabilization and management controls among other items. These factors explain how the Company plans to process the gold bearing gravels combined with the water usage and its effect on the local water and environment.

         We anticipate the water permit process to be completed no later than 180 days from the date of application submission, and may be approved sooner. Prior contact, meetings, and discussions with the NDEP and BLM regarding the Company's application were initiated by Nevada Rae Gold employees and consultants, in an effort to ensure the permit is approved in a timely manner. Submission of the Water Pollution and Control Permit is the final application undertaking required by the Company in anticipation of approval to begin production.

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

         Oregon Gold's primary exploration activities are located in Josephine County, Oregon. Geological investigations conducted last year indicated that there may be viable mineralizations of gold and certain other minerals in the areas surveyed. The Company has already staked 14 claims in the area, and plans to stake additional claims. These 14 placer mining claims are known collectively as the Bear Bench Claims and comprise almost 280 acres of ground containing some gold bearing gravels.

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

         We received approval in late 2003 of our Notice of Intent with the United States Forest Service to conduct a drill program, consisting of 13 drill holes, on the Bear Bench Project. Initial drilling was to take place during the recent winter months, however tough weather conditions in Oregon resulted in the Forest Service requesting an equipment adjustment. In April 2004, we received an extension of the Notice of Intent approval with the United States Forest Service in order to conduct the limited drill program on the Company's Bear Bench Project. This approval will permit Oregon Gold to complete the drill work prior to May 31, 2004. We are in the process of acquiring specific equipment, as requested by the Forest Service, to complete the drill program including the acquisition of a track mounted drill rig. The Company plans to release the drill results once the program is complete and the results have been tabulated. The Company plans to conduct the drilling program during the next couple of months.

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

Financial Condition and Changes in Financial Condition

         We had no revenues since our inception (December 31, 1996) through March 31, 2004.

         Operating expenses for the quarter ended March 31, 2004 totaled $114,509. Legal and professional fees of $40,612 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $47,933. Mineral rights expenses were $3,115. The remaining expenses relate to interest expense on notes payable, advertising, office, general and administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we progress with our evaluation process of the mining prospects.

         For the quarter ended March 31, 2003 our total expenses were approximately $1,535. The expenses were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

Liquidity and Capital Resources:

         Since inception to March 31, 2004, we have funded our operations from the sale of securities and loans from a shareholder. At March 31, 2004, we have 2 unsecured loans from a shareholder in an aggregate amount of $454,395. The notes bear interest at the rate of 10% and are due on June 30, 2005. Subsequent to March 31, 2004 we have received additional debt funding totaling $450,000 from this shareholder.

         As of March 31, 2004, our assets totaled $230,856, which consisted primarily of mineral rights and the land and water rights and related equipment we recently acquired. Our total liabilities were $570,420, which is comprised primarily of the notes payable to shareholder of $454,395. We also have a note payable of $60,000 related to the purchase of the land and water rights. We had an accumulated deficit of $410,564. Pacific Gold did not have working capital at March 31, 2004.

         We completed a public offering in March 2002 pursuant to which we sold 1,640,000 shares of our common stock for a total of $41,000.

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

Plan of Operation

         Our business plan for Oregon Gold is to complete additional geological testing of the prospects followed by the filing of the Plans of Operations and the obtaining of permits for water and exploration and development.

         Nevada Rae Gold has completed the exploration process, the Plan of Operations and application for a Water Pollution and Control Permit and is awaiting approval from the various regulatory agencies. We estimate that the process of finalizing the plan and receiving the proper permits will take approximately 10 months, from the initial time the Plan was submitted.

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

         In order to raise additional capital we filed a Form SB-2 with the Securities and Exchange Commission on March 30, 2004 requesting the registration of 8,000,000 shares of our common stock for sale to the public. We have not received approval from the SEC to commence this offering as of the date of this filing. If we are successful in completing this offering we hope to raise up to $1,950,000 net of offering expenses. These funds will be utilized for the implementation of our business plan. We do not have any commitments at this time from any sources to purchase the shares of common stock once registered.

         We have not identified any other capital resources and we do not have any arrangements with any investment banking firms or institutional lenders.

Description of Properties

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

         Pacific Gold through its subsidiary Nevada Rae Gold, Inc. has staked 46 placer prospects covering almost 920 acres and has leased approximately 440 acres of additional placer prospects adjacent to the staked areas, all in Lander County, Nevada.

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

         In March 2004, the Company acquired 13.67 acres of private land in Lander County, Nevada. The purchase also included two water wells, and equipment for its Crescent Valley gold mining project.

Employees/Consultants

         Mr. Mitchell Geisler, our chief executive officer is working on a full time basis and takes a small monthly salary when company resources permit. We plan to hire or engage geological experts, engineers and other mining operations consultants and independent contractors from time to time as needed to facilitate the implementation of our business plan. Other personnel such as accounting and general administrative personnel will also be required if we are successful in implementing our plan.

         In March 2004, we appointed Mr. John Rae, P.Geo., to the position of Director of Alluvial Operations. Mr. Rae is a registered professional geoscientist and project manager with over 25 years experience working in many different areas of the mining industry. This experience includes the design, implementation and management of mining projects from exploration to commercial production. Mr. Rae's position will oversee all alluvial operations of the Company. Previously, he had been working on a contract basis for Pacific Gold and had been working with the Company on its Bear Bench and Crescent Valley projects as a consultant since May 2003. Mr. Rae's new position will see him follow each of these projects through the permitting phase and into licensed production.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In December 2003, Pacific Gold along with a shareholder of the company initiated a Statement of Claim against Mr. David Stern, Mr. Raymond Burghard and Monetary Advancement International Inc in the city of Toronto, the Province of Ontario in the country of Canada. The case file number is 03-CV-260401CM1 and was filed at the court office located at 393 University Avenue, 10th Floor, Toronto, Ontario M5G 1E6.

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

         The defendants have been served. Mr. Burghard has not yet responded, and Mr. Stern has given notice that he will seek to have the charges dismissed.


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

                                         Date:  May 17, 2004