Form 10QSB
period 2004-06-30
PACIFIC GOLD CORP
filed 2004-08-23
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 23, 2004, the Company had outstanding 21,800,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE

PART I

  ITEM 1.    FINANCIAL STATEMENTS                                        3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             11
  ITEM 3.    CONTROLS AND PROCEDURES                                    17

PART II

  ITEM 1.    LEGAL PROCEEDINGS                                          18
  ITEM 2.    CHANGES IN SECURITIES                                      18
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                            18
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18
  ITEM 5.    OTHER INFORMATION                                          18
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               Pacific Gold Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                     June 30,
                                                                       2004
                                                                    -----------
                                     ASSETS
Current Assets:
   Cash                                                             $    19,792
                                                                    -----------
      Total Current Assets                                               19,792

Other Assets:
   Mining claims leases & mineral rights                                260,000
   Water rights & wells                                                  90,000
   Equipment - (Net of $4,997 Accumulated Depreciation)                 324,793
   Land                                                                  13,670
   Other assets                                                           2,000
                                                                    -----------
      TOTAL ASSETS                                                  $   710,255
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                 $    39,587
   Accrued interest due to shareholder                                   26,459
   Notes payables - water and equipment rights                          145,000
   Notes payable - shareholder                                        1,156,763
                                                                    -----------
      Total Current Liabilities                                       1,367,809

Stockholders' Deficit:
   Preferred Stock - $0.001 par value; 5,000,000
      shares authorized, no shares issued and outstanding                  --
   Common Stock - $0.001 par value; 100,000,000 shares
      authorized, 21,800,000 shares outstanding at
      June 30, 2004                                                      21,800
   Additional paid-in capital                                            49,200
   Deficit accumulated during the development stage                    (728,554)
                                                                    -----------
      Total Stockholders' Deficit                                      (657,554)
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   710,255
                                                                    ===========

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                    Three Months Ended
                                                 June 30,         June 30,
                                                   2004             2003
                                               ------------     ------------
Mineral rights expenses                        $       --       $       --
General and administrative                          301,667            5,635
Depreciation                                          4,997             --
Interest expense                                     11,325             --
                                               ------------     ------------
Net Loss                                       $   (317,989)    $     (5,635)
                                               ============     ============


Net loss per share - basic and diluted         $      (0.01)    $      (0.00)
                                               ============     ============

Weighted average shares outstanding:
   basic and diluted                             21,800,000       21,640,000
                                               ============     ============

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                  Six Months Ended            Inception To
                                              June 30,         June 30,         June 30,
                                                2004             2003             2004
                                            ------------     ------------     ------------
Mineral rights expenses                     $      3,115     $       --       $     29,442
General and administrative                       404,089            7,170          667,516
Depreciation                                       4,997             --              4,997
Interest expense                                  20,297             --             26,599
                                            ------------     ------------     ------------
Net Loss                                    $   (432,498)    $     (7,170)    $   (728,554)
                                            ============     ============     ============


Net loss per share - basic and diluted      $      (0.02)    $      (0.00)
                                            ============     ============

Weighted average shares outstanding:
    basic and diluted                         21,800,000       21,640,000
                                            ============     ============

                               Pacific Gold Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                   Six Months Ended            Inception To
                                                               June 30,         June 30,         June 30,
                                                                 2004             2003             2004
                                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net losses                                                $   (432,498)    $     (7,170)    $   (728,554)

   Adjustments to reconcile net loss to cash:
   Depreciation                                                     4,997             --              4,997
   Write off of incorporaton costs                                    980             --                980
   Common stock issued for services                                  --               --             25,000
   Provided by (used in) operations:
   Decrease (increase) in other assets                             (2,000)            --             (2,980)
   Increase (decrease) in accounts payable                          8,645              325           39,587
   Increase (decrease) in accrued expenses                         20,302            1,331           26,459
                                                             ------------     ------------     ------------
   NET CASH (USED) BY OPERATING ACTIVITIES                       (399,575)          (5,514)        (634,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in water rights & wells                             (90,000)            --            (90,000)
   Investment in equipment                                       (329,790)            --           (329,790)
   Investment in land                                             (13,670)            --            (13,670)
   Investment in mining leases and mineral rights                (160,000)            --           (260,000)
                                                             ------------     ------------     ------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (593,460)            --           (693,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) notes payable - shareholder       854,371             (772)       1,156,763
   Proceeds from notes payable - water and equipment rights       145,000             --            145,000
   Issuance of common stock                                          --               --             46,000
                                                             ------------     ------------     ------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               999,371             (772)       1,347,763

   NET CHANGE IN CASH AND CASH EQUIVALENTS                          6,336           (6,286)          19,793

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                13,457            6,967             --
                                                             ------------     ------------     ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     19,793     $        681     $     19,793
                                                             ============     ============     ============

                               Pacific Gold Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Pacific Gold Corp. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Pacific Gold's audited consolidated financial statements and notes thereto included in Pacific Gold's Form 10-KSB for the year ended December 31, 2003. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2004 are not necessarily indicative of the results which can be expected for the entire year.


NOTE 2 - MINERAL RIGHTS

In May 2004, Pacific Gold incorporated a new wholly-owned Nevada corporate subsidiary known as Fernley Gold, Inc. Fernley Gold has entered into a lease agreement for the right to mine 640 acres of property located in Nevada. The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms. Fernley Gold has made a one-time payment of $10,000 to acquire the lease.

In May 2004, the Company incorporated a new wholly-owned Oregon corporate subsidiary known as Grants Pass Gold, Inc. Grants Pass Gold, purchased the Defiance Mine, a fully permitted, operational mine located in southwestern Oregon for $150,000.


NOTE 3 - WATER RIGHTS

On March 17, 2004, Pacific Gold purchased 13.67 acres of private land in Lander County, Nevada for $120,000. The land will accommodate Pacific Gold's mill, processing plant, on-site storage, security headquarters, and remote office facilities. The purchase agreement also included two water wells, and equipment for its Crescent Valley gold mining project. Through June 30, 2004, Pacific Gold has paid $100,000 and will pay the remaining $20,000 in the third quarter of 2004.


NOTE 4 - SHAREHOLDER NOTES PAYABLE

Pacific Gold owes $1,156,763 to a stockholder as of June 30, 2004. The amount due is represented by three notes, each of which bears interest at 10% per annum and matures on June 30, 2005. At June 30, 2004, accrued interest on these notes totaled $26,459.

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

         Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralizations. We plan to focus on alluvial deposits. These prospects may also contain mineralizations of metals often found with gold, such as platinum and silver. At present, our main thrust is to explore for and develop commercially viable gold mineralizations on those prospects over which we have rights that could be the basis from which we might produce revenues. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate. It is noteworthy that few prospects which are explored and developed ever produce a significant return on invested capital.

         We currently own 100% of four operating subsidiaries; Nevada Rae Gold, Inc., which was formed on August 27, 2003; Oregon Gold, Inc., which was acquired during 2003; Grants Pass Gold, Inc., which was formed in May 2004 and Fernley Gold, Inc., which was also formed in May 2004. We also plan to acquire other prospects with gold mineralization potential by staking, purchase and/or leasing arrangements.

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

         Since Nevada Rae Gold's inception we have staked and recorded 46 placer gold mining claims near Crescent Valley, Nevada. These claims are known as the Crescent Valley Claims and cover 920 acres located in Lander County, Nevada. In addition, Nevada Rae Gold leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. The claims are located in the Battle Mountain-Crescent Valley Gold Trend in Lander County, Nevada. Many large-scale mining operations are located nearby including the Pipeline Mine owned jointly by Placer Dome and Kennecott.

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

         Nevada Rae Gold plans to continue to seek other existing claims, which may have appropriate levels of mineralization for future development and operations. We cannot give any assurances that our efforts will result in locating any commercially viable gold mineralizations.

Fernley Gold, Inc.

         Fernley Gold, Inc. entered into a lease agreement for the right to mine the Butcher Boy and Teddy Claims prospects property located in an area known as the Lower Olinghouse Placers.

         The lease agreement entered into by Fernley Gold is for a property located 34 miles east of Reno, Nevada, just off highway I-80. The area, known for Placer Gold, is commonly referred to as the Olinghouse Placers, and has a rich mining history.

         By way of lease, Fernley Gold acquired 640 acres including 35 claims prospects, and the exclusive right to mine for Placer, Lode and other minerals and metals. The lease includes one water well with water rights. The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms. Fernley Gold has made a one-time payment of $10,000 to acquire the lease. In addition, the Company will pay the Lessor $500 each quarter for the next two quarters, and thereafter Fernley will pay $1,000/month. The monthly payments will be applied towards the royalty fees due by the Company to the Lessor. According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smeltering expenses, when the price of spot gold is below $400/ounce on the world market. When gold is above $400, the Company will pay a 10% royalty. Fernley Gold is anticipating additional testing on the site later this year, with the intent of submitting a plan of operations and beginning production in the 4th Quarter-2005.

         The leased property is located in a rich mining area with historical data available that includes extensive testing and mining operations. The most up- to-date review of the data indicates the lease on the Butcher Boy property contains proven, indicated and potential reserves.

         For the leased prospects held by Fernley Gold, we have to do further analysis of the historical data and then conduct exploratory activities to determine our business plan for these prospects. We cannot give any assurances that our efforts will result in locating any commercially viable gold mineralizations.

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

         In June of this year, we conducted a drill program on the Bear Bench. We have sent the samples in for Assaying and are waiting the results. In addition to this testing, Oregon Gold has submitted an application to do a more extensive trenching program and is awaiting approval from the Forrest Service.

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

Grants Pass Gold, Inc.

         Grants Pass Gold, Inc., has completed its purchase of the Defiance Mine located in southwestern Oregon. In addition to the mining claims and permits, Grants Pass Gold also purchased earth moving equipment and a fully operational mill. Grants Pass owns approximately 37 acres, which were previously mined, and for which there are operating permits in place for a seasonal placer mining operations. These prospects are placer claims comprised of gravel deposits at various levels along a riverbed.

         The Defiance Mine is located in Josephine County, Oregon; approximately 20 miles from the town of Grants Pass. The Mine is adjacent to the Company's Bear Bench project. This purchase will allow Grants Pass Gold to begin mining operations immediately. The Company has completed the upgrades to equipment at the Defiance Mine. We anticipate commencing mining in 2004.

         Grants Pass Gold purchased the mill site and equipment for $100,000, which will be paid in 20 installments of $5,000 each. The Defiance Mine, complete with an approved plan of operations and water rights, was purchased for $150,000, and has been paid in full. In addition, Grants Pass Gold will pay a net smelter royalty of 5%, capped at $200,000. Unconditional ownership of the permits and claims will transfer upon reaching the net smelter cap payments.

         The Defiance Mine was the subject of a sampling program completed by the Company in July 2003. At that time, Oregon Gold, another subsidiary, conducted a five-week bulk sample program on the site to verify the gravel and gold quantity.

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

Financial Condition and Changes in Financial Condition

         We had no revenues since our inception (December 31, 1996) through June 30, 2004.

         Total expenses for the quarter ended June 30, 2004 totaled $417,989. During the current quarter we began incurring labor costs associated with the various mining activities. Labor costs were $48,370 for the quarter. Legal and professional fees of $67,138 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $15,066. Advertising and company public relations expenses totaled $144,575. The remaining expenses relate to interest expense on notes payable, office, general and administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we progress with the mining prospects.

         For the quarter ended June 30, 2003 our total expenses were $5,635 and were primarily incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

         Total expenses for the six months ended June 30, 2004 totaled $532,498. Legal and professional fees totaled $107,750 and were incurred for the same types of services as noted under the current quarter above. Labor costs were $48,370. Mining and fieldwork related expenses of $66,113 were incurred. Public relations and advertising totaled $152,878. The remaining expenses relate to interest expense, office, general and administrative expenses.

         For the six months ended June 30, 2003 our total expenses were $7,170. The expenses were incurred for legal and accounting fees in conjunction with our filing obligations with the Securities and Exchange Commission and stock transfer agent fees.

Liquidity and Capital Resources:

         Since inception to June 30, 2004, we have funded our operations from the sale of securities and loans from a shareholder. At June 30, 2004, we have unsecured loans from shareholders in an aggregate amount of $1,156,763. The notes bear interest at the rate of 10% and are due on June 30, 2005.

         As of June 30, 2004, our assets totaled $610,255, which consisted primarily of mineral rights and the land and water rights and related equipment we recently acquired. Our total liabilities were $1,367,809, which is comprised primarily of the notes payable to shareholders of $1,156,763. We also have 2 notes payable of $145,000 related to the purchase of the land and water rights. We had an accumulated deficit of $828,554. Pacific Gold had negative working capital of $1,348,017 at June 30, 2004.

         We are assessing the possibilities for financing our proposed business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no outside sources for funding our business plan at this time. We will need additional capital for any current or future expansion of the mining operations we might undertake. To that end we have a filed a registration statement with the SEC to register up to 8,000,000 shares of our common stock at a proposed offering price of $0.30 per share. We anticipate receiving SEC approval of the offering in the very near term but can give no assurance of the approval at this time. We also cannot give any assurance that we will be successful in selling the shares if the offering is approved, as we have no commitments to buy the shares at present. If we do not obtain funding, we will have to discontinue our current business plan.

Description of Properties

         The executive office of Pacific Gold is located at 157 Adelaide Street Wet, Suite 600, Toronto, Ontario, Canada, M5H 4E7. At this location it shares an undesignated amount of space with another tenant. Currently, the landlord and primary tenant are not charging Pacific Gold any rent. If Pacific Gold is obligated to pay rent at this location or obtain rental space for itself, it believes that space is readily available at market rates that it would be able to afford after the financing.

         In January 2004, Pacific Gold leased space in a shared office facility in Reno, Nevada for use by its personnel and consultants. This office is rented at an annual rate of $1,300. The lease may be terminated upon notice by Pacific Gold at any time.

         See the description of mining prospects under "Business" for a description of the prospects staked and leased by Pacific Gold in Nevada and Oregon and land and water rights owned in Nevada.

         In May 2004, Grants Pass rented space in a shared office facility in Portland, Oregon for use by its personnel and consultants. This is rented at an annual rate of $1,200. The lease may be terminated at any time upon notice.

Employees/Consultants

         Pacific Gold has two employees as of March 31, 2004. This is the President, Mr. Mitchell Geisler, who takes a monthly salary of $3,000, when company resources permit. We expect to hire geological experts, engineers and other operations consultants and independent contractors from time to time, for differing periods to facilitate the implementation of our business plan.

         We engaged Mr. John Rae, P.Geo. to provide the company with a geological and engineering report in respect of the Nevada prospects, which was dated January 12, 2004. Mr. Rae is a registered professional geoscientist and project manager with over 25 years experience in different aspects of the mining industry. This experience includes the design, implementation and management of mining projects from exploration to production stages. From March 2003 to March 2004, Mr. Rae was engaged by Pacific Gold as a consultant. In March 2004, Mr. Rae was hired on a full-time basis as the director of alluvial operations so that he can implement the permitting process to bring the Nevada prospects into licensed production. Mr. Rae is compensated at the rate of $6,500 per month and he will be entitled to receive at future dates up to an aggregate of 500,000 shares of common stock.

         Currently we have engaged Chemrox Technologies to assist with the permitting process and dealing with the United States Bureau of Land Management and other various governmental bodies. Chemrox provides specialized services in connection with mineral extraction projects, including due diligence, reserve confirmation, mine planning, forensic geochemistry, groundwater modeling, water restoration, environmental permitting and reclamation. Our consulting agreement provides that we pay Chemrox on a monthly basis $10,000 for ten months. The agreement is cancelable on 30 days advance notice.

New Accounting Pronouncements

         Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pacific Gold or any of its subsidiaries' results of operations, financial position or cash flow.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

b. Reports on Form 8-K

         On July 2, 2004 the Company filed a Form 8-K reporting the following change in control of the Company:

         On June 29, 2004, ZDG Holdings Inc. acquired 17,180,000 shares of the registrant's common stock, representing about 78.8% of the issued and outstanding shares of common stock of the registrant. ZDG Holdings Inc. acquired the shares from the current officer and director of the registration for investment purposes. ZDG Holdings Inc. has filed a Schedule 13D. As a result of these events, there has been a change of control of the registrant.

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

                                           Date:  August 23, 2004