Form 10QSB
period 2004-09-30
PACIFIC GOLD CORP
filed 2004-11-15
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2004, the Company had outstanding 21,850,000 shares of its common stock, par value $0.001.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                               Pacific Gold Corp.
                           Consolidated Balance Sheet
                               September 30, 2004


                                     ASSETS
Current Assets:
   Cash                                                       $      4,938
   Accounts Receivable                                              15,423
   Gold inventory                                                    3,138
                                                              ------------
       Total Current Assets                                   $     23,499
                                                              ============

Other Assets:
   Mining Claims Leases & Mineral Rights                           267,475
   Water Rights & Wells                                             90,000
   Equipment - (Net of $18,788 Accumulated Depreciation)           333,366
   Land                                                             13,670
   Other Assets                                                      2,000
                                                              ------------
       TOTAL ASSETS                                           $    730,010
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                           $     79,047
   Accrued Interest Due to Shareholder                              45,137
   Notes Payable - Equipment                                        98,000
   Notes Payable - Shareholder                                   1,435,267
                                                              ------------
       Total Current Liabilities                                 1,657,451

Stockholders' Deficit:
   Preferred Stock - $0.001 par value; 5,000,000 shares
       authorized, no shares issued and outstanding                   --
   Common Stock - $0.001 par value; 100,000,000 shares
       authorized, 21,850,000 shares outstanding                    21,850
   Additional Paid-in Capital                                       94,971
   Retained Deficit                                             (1,044,262)
                                                              ------------
       Total Stockholders' Deficit                                (927,441)
                                                              ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    730,010
                                                              ============

                               Pacific Gold Corp.
                      Consolidated Statements of Operations



                                                     Three Months Ended
                                               September 30,     September 30,
                                                   2004              2003
                                               ------------      ------------
Revenue:
 Mineral Sales                                 $     21,316      $       --
 Cost of Goods Sold                                  59,541              --
                                               ------------      ------------
 Gross Loss                                         (38,225)             --

Expenses:
 Mineral Rights Expenses                              8,125            33,187
 General and Administrative                         207,066            55,766
 Depreciation                                        13,791              --
 Interest Expense                                    48,499              --
                                               ------------      ------------
 Total Expenses                                    (277,481)          (88,953)

 Net Loss                                      $   (315,706)     $    (88,953)
                                               ============      ============

Net Loss per Share - Basic and
Diluted                                        $      (0.01)     $      (0.00)
                                               ============      ============

Weighted Average Shares
Outstanding:
  Basic and Diluted                              21,819,565        21,640,000
                                               ============      ============

                               Pacific Gold Corp.
                      Consolidated Statements of Operations


                                          Nine Months     Nine Months
                                             Ended           Ended
                                         September 30,   September 30,
                                             2004            2003
                                         ------------    ------------
Revenue:
 Mineral Sales                           $     21,316    $       --
 Cost of Goods Sold                            59,541            --
                                         ------------    ------------
 Gross Loss                                   (38,225)           --

Expenses:
 Mineral Rights Expenses                       11,240          33,187
 General and Administrative                   611,155          61,605
 Depreciation                                  18,787            --
 Interest Expense                              68,800            --
                                         ------------    ------------
 Total Expenses                              (709,985)        (94,792)

 Net Loss                                $   (748,207)   $    (94,792)
                                         ============    ============

Net Loss per Share - Basic and
Diluted                                  $      (0.03)   $      (0.00)
                                         ============    ============

Weighted Average Shares
Outstanding:
    Basic and Diluted                      21,806,569      21,640,000
                                         ============    ============


                               Pacific Gold Corp.
                      Consolidated Statements of Cash Flows

                                                                   Nine Months Ended
                                                             September 30,    September 30,
                                                                 2004             2003
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Losses                                                 $   (748,207)    $    (94,792)
 Adjustments to Reconcile Net Loss to Cash:
  Depreciation                                                     18,787             --
  Write-off Incorporation Costs                                       980             --
  Common Stock Issued for Services                                 16,000             --
  Imputed Interest                                                 29,821             --
 Provided by (Used in) Operations:
  Decrease (Increase) in Accounts Receivable                      (15,423)            --
  Decrease (Increase) in Inventory                                 (3,138)         (95,980)
  Increase (Decrease) in Accounts Payable                          48,106           26,773
  Increase (Decrease) in Accrued Expenses                          38,980            1,331
                                                             ------------     ------------
  NET CASH (USED) BY OPERATING ACTIVITIES                        (614,094)        (162,668)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Water Rights & Wells                                (60,000)            --
  Purchase of in Equipment                                       (232,155)            --
  Purchase of Land                                                (13,670)            --
  Purchase of Mining Leases and Mineral Rights                   (167,475)        (100,000)
  Purchase of other assets                                         (2,000)            --
                                                             ------------     ------------
  NET CASH USED IN INVESTING ACTIVITIES                          (475,300)        (100,000)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Repayment) from Notes Payable - Shareholder         1,617,270          255,700
  Proceeds (Repayment) from Notes Payable - Water Rights         (536,395)            --
                                                             ------------     ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,080,875          255,700
                                                             ------------     ------------

  NET CHANGE IN CASH AND CASH EQUIVALENTS                          (8,519)          (6,968)

  CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                        13,457            6,968
                                                             ------------     ------------

  CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                        $      4,938     $       --
                                                             ============     ============

                               Pacific Gold Corp.
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Gold, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the form 10-KSB have been omitted.


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


NOTE 3 - WATER RIGHTS

On March 17, 2004, Pacific Gold purchased 13.67 acres of private land in Lander County, Nevada for $120,000. The land will accommodate Pacific Gold's mill, processing plant, on-site storage, security headquarters, and remote office facilities. The purchase agreement also included two water wells, and equipment for its Crescent Valley gold mining project. Through September 30, 2004, Pacific Gold has paid the entire amount due.


NOTE 4 - SHAREHOLDER NOTES PAYABLE

Pacific Gold owes $1,435,267 to a stockholder as of September 30, 2004. The amount due is represented by three notes, each of which bears interest at 10% per annum and matures on June 30, 2005. At September 30, 2004, accrued interest on these notes totaled $45,137. An additional $29,821 in imputed interest was added for portions on which interest wasn't accrued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10QSB, and in future filings by Pacific Gold Corp., with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Pacific Gold Corp.

         Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization. The Company's plan is to focus on alluvial deposits. These prospects may also contain mineralization of metals often found with gold, such as platinum and silver. The Company's main objective is to explore, identify, and develop commercially viable gold mineralization on prospects over which it has rights that could produce revenues. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

         Pacific Gold Corp. currently owns 100% of four operating subsidiaries; Nevada Rae Gold, Inc., Oregon Gold, Inc., Grants Pass Gold, Inc., and Fernley Gold, Inc. The Company plans to acquire additional prospects with gold mineralization potential through staking, purchasing and/or leasing arrangements.

Nevada Rae Gold, Inc.

         In early March 2004, the Company submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NSDEP). Nevada Rae Gold expects approval of its Plan of Operations within the fourth quarter. The Plan of Operations was submitted on behalf of the Company by Chemrox Technologies, an environmental specialist firm providing professional services in due diligence, reserve confirmation, mine planning, forensic geochemistry, groundwater modeling, water restoration, environmental permitting, and reclamation.

         The Company's application for a Water Pollution and Control Permit for the Crescent Valley Project was previously filed, and has now been approved by the Nevada Department of Environmental Protection. The permit addresses the hydrology, soil, sediment, vegetation, fluid sources, water usage and consumption, fluids handling, diversion, storage and safety precautions, and stabilization and management controls, among other items. These factors explain how the Company plans to process the gold bearing gravels combined with the water usage and its effect on the local water and environment.

         On March 17, 2004, the Company closed an acquisition of 13.67 acres of private land in Lander County, Nevada. During the quarter the Company completed payments on a note associated with the property purchase.

         The Company had previously engaged Chemrox Technologies to assist with permitting and liaison with the United States Bureau of Land Management, in addition to other governmental bodies, as required. During the quarter the Company completed its payments to Chemrox under the terms of the consulting agreement. The Company is awaiting final approval from the Bureau of Land Management.

Fernley Gold, Inc.

         Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy. The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80. The area, known for placer gold, and commonly referred to as the Olinghouse Placers, has a rich mining history.

         Fernley Gold leased 640 acres including 35 claims, and the exclusive right to mine for placer, lode and other minerals and metals. The lease includes two water wells and water rights. The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms. Fernley Gold made a one-time payment of $10,000 to acquire the lease, quarterly payments of $500, each quarter for the first two quarters, and subsequently, payments of $1,000 each month. The monthly payments are applied towards the royalty fees that will become due to the Lessor. According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smeltering expenses, when the price of spot gold is below $400 per ounce on the world market. When gold is above the $400 threshold, the Company will pay a 10% royalty. During 2005, Fernley Gold anticipates additional sampling and testing, followed by submission of its Plan of Operations. At the end of the third quarter of 2004, the Company is current under the terms of the lease.

         The leased property is located in a rich mining area, with historical data available, including extensive testing and mining operations. The most up-to-date review of the data indicates the lease on the Butcher Boy property contains proven, indicated, and potential reserves.

Oregon Gold, Inc.

         Oregon Gold is engaged in the business of alluvial gold mineral exploration and mining in the State of Oregon. The Company's business objective is to complete the exploration and mineralization surveys on its Bear Bench project, which will include an examination of the deposit configuration and mineralization levels to determine the viability of the prospects.

         A sample drilling program at Oregon Gold's project site, located in Josephine County, during May 2004, resulted in confirmation of gold mineralization. The Company's geological investigations indicated viable mineralization of gold and certain other minerals in the areas surveyed. The Company has staked fourteen claims in the area. The fourteen placer mining claims staked to-date are collectively known as the Bear Bench Claims, comprising almost 280 acres containing gold-bearing gravels.

         In addition to the sample drilling program, Oregon Gold submitted an application to the Forest Service to conduct an extensive trenching and sampling project. The Company is currently awaiting approval from the Forest Service in order to undertake this initiative.

Grants Pass Gold, Inc.

         Pre-production began in July and full production commenced in August. Mining activity is expected to conclude for the winter by the end of November, and resume again in May 2005.

         During the quarter, the Company established its operating mill and completed pre-production testing and development of its mining activities. The Company encountered difficulties with some of the equipment purchased from the previous owner of the mine. In addition, the Company experienced delays due to establishment of the water supply as a result of the summer months being extraordinarily dry. The water issues have since been satisfactorily resolved, and by the end of September 2004, the mine was in full production.

         Production costs in August 2004 and September 2004 were $2,589 per ounce of gold and $708 per ounce of gold, respectively. Once the equipment and water issues were resolved, production efficiency rose dramatically, and the cost per ounce decreased. The Company expects October 2004 production to run at less than $300 per ounce of gold, contributing to the Company's first month of profitable operations. Based on results of the 2004 season, and with some equipment upgrades, the Company anticipates production costs in 2005 of between $150 and $200 per ounce as well as an increase in volumes of gold produced.

Financial Condition and Changes in Financial Condition

         The  Company  had  revenues  of  $21,316  as  at  September  30,  2004.
Production costs associated with this revenue totaled $59,541 producing a negative margin of $38,225. We anticipate positive profit margins in the near future based on production volume increases and increased efficiency in equipment.

         Expenses for the quarter ended September 30, 2004 totaled $277,481. During the third quarter the Company incurred labor costs associated with various mining activities. Labor costs were $36,425 for the most recent quarter-ended. Legal and professional fees of $36,755 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $80,268. Advertising and public relations expenses totaled $34,431. The remaining expenses relate to interest expense on notes payable, office, general administrative, and stock transfer agent fees.

         For the quarter ended September 30, 2003 our total expenses were $88,953. Legal and professional fees totaled $36,130 for services rendered in connection with the Defiance Claim and our ongoing reporting requirements with the Securities and Exchange Commission. Expenses related to field work, travel and supplies for the various mining claims projects were $26,214. Mineral rights expenses totaled $ 6,974. Advertising costs were $10,983. The remaining expenses were incurred for business operations.

         Total expenses for the nine months ended September 30, 2004 totaled $709,985. Legal and professional fees totaled $144,505, and were incurred for the same type of services as noted above. Labor costs were $84,795. Mining and fieldwork related expenses of $150,499 were incurred. Public relations and advertising totaled $187,310. The remaining expenses relate to interest expense, office, general and administrative expenses.

         For the nine months ended September 30, 2003 our total expenses were $94,792. The expenses were incurred for legal and accounting fees in conjunction with filing obligations with the Securities and Exchange Commission, as well as stock transfer agent fees.

Liquidity and Capital Resources:

         Since inception to September 30, 2004, the Company has funded operations through shareholder loans and the sale of securities. As at September 30, 2004, the Company has unsecured shareholder loans and accrued interest totaling an aggregate amount of $1,480,404. The notes bear interest at the rate of 10% and are due on June 30, 2005.

         As of September 30, 2004, the Company's assets totaled $730,010, consisting primarily of mineral rights, land and water rights, and related equipment. The Company's total liabilities are $1,657,451, comprised primarily of notes payable to shareholders totaling $1,435,267. The Company's accumulated deficit as of September 30, 2004 is $1,044,262. Pacific Gold experienced negative working capital in the total amount of $1,630,816 as of September 30, 2004.

         The Company filed an SB-2 Registration Statement with the SEC for the registration of up to 8,000,000 shares of common stock at a proposed offering price of $0.30 per share. The registration statement was approved on August 16, 2004, for a period of nine months.

New Accounting Pronouncements

         Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries' operating results, financial position, or cash flow.


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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On October 16th, 2004, Grants Pass Gold Inc., filed a claim against the previous owner of the Defiance mine and Equipment. The claim is with respect to recovering monies for defective equipment purchased and lost operational time due to same. To date no response has been received and the Company cannot make any prediction as to the outcome of the proceedings.


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

                                          Date:  November 15, 2004