Form 10KSB
period 2004-12-31
PACIFIC GOLD CORP
filed 2005-04-08
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           Securities registered pursuant to section 12(g) of the Act:
          Common Stock, $.001 par value, 100,000,000 shares authorized
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ 61,562.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 24, 2005, the aggregate market price of the voting stock held by non-affiliates was approximately $6,312,250.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 24, 2005, the Company had outstanding 21,888,167 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                 PAGE

PART I

  ITEM 1.     DESCRIPTION OF BUSINESS                                     3
  ITEM 2.     DESCRIPTION OF PROPERTY                                     5
  ITEM 3.     LEGAL PROCEEDINGS                                           6
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                            6

PART II

  ITEM 5.     MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                 6
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION                                        8
  ITEM 7.     FINANCIAL STATEMENTS                                       10
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                     23
  ITEM 8A.    CONTROLS AND PROCEDURES                                    23
  ITEM 8B.    OTHER INFORMATION                                          23

PART III

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                        24
  ITEM 10.    EXECUTIVE COMPENSATION                                     25
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS       26
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             27
  ITEM 13.    EXHIBITS                                                   27
  ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                     27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

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

Nevada Rae Gold, Inc.

         In early March 2004, the Company submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NSDEP). The Plan of Operations was submitted on behalf of the Company by Chemrox Technologies, an environmental specialist firm providing professional services in due diligence, reserve confirmation, mine planning, forensic geochemistry, groundwater modeling, water restoration, environmental permitting, and reclamation. In January 2005 the Company received approval for its Plan of Operations conditional on posting a surety bond with the BLM. The Company has until approximately May 1, 2005 to post the bond, however discussions with the BLM have suggested that extending this time frame if necessary should not present a problem. Once the Company raises sufficient capital to post the bond and acquire equipment, the Company then plans to begin implementation of the Plan of Operations. The property is now known as the Black Rock Canyon Mine.

         The Company's application for a Water Pollution and Control Permit was previously filed, and has now been approved by the Nevada Department of Environmental Protection. The permit addresses the hydrology, soil, sediment, vegetation, fluid sources, water usage and consumption, fluids handling, diversion, storage and safety precautions, and stabilization and management controls, among other items. These factors explain how the Company plans to process the gold bearing gravels combined with the water usage and its effect on the local water and environment.

         On March 17, 2004, the Company closed an acquisition of 13.67 acres of private land in Lander County, Nevada. During the year the Company completed payments on a note associated with the property purchase.

         The Company had previously engaged Chemrox Technologies to assist with permitting and liaison with the United States Bureau of Land Management, in addition to other governmental bodies, as required. During the year the Company completed its payments to Chemrox under the terms of the consulting agreement. The Company has received final approval from the Bureau of Land Management.

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

Grants Pass Gold, Inc.

         Grants Pass Gold currently owns the Defiance Mine and additional claims in Josephine County, Oregon. Pre-production of the Defiance Mine, began in July and full production commenced in August. Mining activity concluded for the winter at the end of November.

         During the year, the Company established its operating mill and completed pre-production testing and development of its mining activities. The Company encountered difficulties with some of the equipment purchased from the previous owner of the mine. In addition, the Company experienced delays due to establishment of the water supply as a result of the summer months being extraordinarily dry. The water issues have since been satisfactorily resolved, and by the end of September 2004, the mine was in full production.

         Production costs in August 2004 and September 2004 were $2,589 per ounce of gold and $708 per ounce of gold, respectively. Once the equipment and water issues were resolved, production efficiency rose dramatically, and the cost per ounce decreased. Production costs in October 2004 were $615 per ounce of gold and $475 per ounce in November. Based on results of the 2004 season, and with some equipment upgrades, the Company anticipates future production costs reaching between $150 and $200 per ounce as well as an increase in the volume of gold produced.

Fernley Gold, Inc.

         Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy. The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80. The area known for placer gold, and commonly referred to as the Olinghouse Placers, has a rich mining history.

         Fernley Gold leased 640 acres including 35 claims, and the exclusive right to mine for placer, lode and other minerals and metals. The lease includes two water wells and water rights. The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms. Fernley Gold made a one-time payment of $10,000 to acquire the lease, followed by two quarterly payments of $500, and currently makes payments of $1,000 each month. The monthly payments are applied towards the royalty fees that will become due to the Lessor. According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smeltering expenses, when the price of spot gold is below $400 per ounce on the world market. When gold is above the $400 threshold, the Company will pay a 10% royalty. During 2005, Fernley Gold anticipates additional sampling and testing, followed by submission of its Plan of Operations.

         The leased property is located in a rich mining area, with historical data available, including extensive testing and mining operations. The most up-to-date review of the data indicates the lease on the Butcher Boy property contains proven, indicated, and potential reserves.

Regulation

         The exploration and development of a mining prospect will be subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency and the Bureau of Land Management as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we will be subjected to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation to which we may become subject when we complete the exploration phase. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The corporate offices of Pacific Gold are located at 477 Richmond Street Suite 508, Toronto Ontario, M5V 3E7. The Company currently has a one-year lease due to expire on January 15th, 2006. Pacific Gold pays $2,200 CDN per month in rent.

         Nevada Rae Gold, Inc. has staked 46 placer prospects covering almost 920 acres in Lander County, Nevada. The Company also acquired 13.67 acres of private land in Lander County, Nevada.

         Oregon Gold, Inc. has 14 placer prospects covering about 280 acres in Josephine County, Oregon.

         Grants Pass Gold purchased a project known as the Defiance Mine, a fully permitted, operational mine located in southwestern Oregon.

         Fernley Gold has entered into a lease agreement for the right to mine 640 acres located 34 miles east of Reno, Nevada. The lease includes 35 claims, and the exclusive right to mine for placer, lode, and other minerals and metals.

         In January 2004, Nevada Rae Gold, Inc. entered into a lease agreement to establish an office in Reno, Nevada. We believe this location will allow Company representatives including mining personnel and permitting engineers to be more readily accessible and more productive in performing their roles on behalf of the Company when on location in Nevada.

Employees

         Mr. Mitchell Geisler, our chief executive officer is currently our only officer and director. In January 2004, we engaged Mr. John Rae, P.Geo., a registered professional geoscientist and project manager with over 25 years experience in the mining industry, as our Director of Alluvial Operations. His experience includes the design, implementation and management of mining projects from grassroots exploration to commercial production exploration to production stages. In addition, we had 5 seasonal employees who worked on the Defiance Mine.

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

         The shareholder is looking to recover 250,000 shares of Pacific Gold stock paid to the above for services that were not provided.

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

         Currently the defendants are attempting to have the claim adjourned based on jurisdiction. The courts as of this date have not proceeded with any hearings regarding the matter.

         In addition, Grants Pass Gold has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him. Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced. Grants Pass Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses. The pre-trial date has been set for November 15, 2005.

         Mr.  Corcoran has filed a claim  against us for $70,000 plus  interest.
This amount is what is still owed by Grants Pass on the purchased of the equipment. The Company will be asking the courts to treat our claim and this one as one claim and here all arguments at the same time in November.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to stockholders for vote during 2004.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On August 16, 2004, the Securities and Exchange Commission approved the registration for a public offering of up to 8,000,000 shares of our common stock at $0.30 per share. From October through December 2004, we sold a total of 38,167 shares at $0.30 per share. Total proceeds from the sales were $11,450 and were used to pay for the offering cost and operating expenses.

         The common stock is traded in the over-the-counter market and quoted on the OTC BB under the symbol "PCFG" and quoted in the pink sheets published by the National Quotations Bureau.

         Our common shares are designated as "penny stock" and thus may be more illiquid. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange
Act), which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

         The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities.

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

         Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions).


           QUARTER ENDED                                HIGH     LOW
        -------------------                             -----   -----

        December 31, 2004                               $0.50   $0.30
        September 30, 2004                                .59     .26
        June 30, 2004                                    1.34     .25
        March 31, 2004                                    .77     .11
        December 31, 2003                                1.23     .20
        September 30, 2003                               1.15     .51
        June 30, 2003                                    1.50     .51
        March 31, 2003                                   1.01     .05

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         The Company had gold revenues of $61,562 for the year ended December 31, 2004. Production costs associated with this revenue totaled $104,996 producing a negative margin of $43,434. All revenues came from gold sales produced by our Grants Pass subsidiary in the last two fiscal quarters. We anticipate positive profit margins in the near future based on production volume increases and increased efficiency in equipment.

         All gold produced by the Company is sold in its raw form to a refinery. The refinery credits the Company based on the purity of the gold versus the spot price for that day. Grants Pass Gold had an average purity of 88%, meaning that we were credited 88% of the spot price. Refinery charges vary, but generally run between 1-5% of the value of the gold that is smelted.

         Operating expenses for the year ended December 31, 2004 totaled $950,611. The Company incurred labor costs associated with the various mining activities. Labor costs were $117,552 for the year. Legal and professional fees of $177,311 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $159,419. Advertising and public relations expenses totaled $202,457. Interest expense totaled $102,815 for the year. The remaining expenses relate to office, general administrative, and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we progress with our evaluation process of the mining prospects.

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

Liquidity and Capital Resources:

         Since inception to December 31, 2004, we have funded our operations from the sale of securities and loans from a shareholder. At December 31, 2004, we have unsecured loans from a shareholder in an aggregate amount of $1,683,993 including accrued interest. The notes bear interest at the rate of 10% and are due on June 30, 2005.

         As of December 31, 2004, our assets totaled $687,360, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $1,876,856 which are primarily the notes payable to shareholder of $1,683,993 and an equipment loan of $74,473 including accrued interest. We had an accumulated deficit of $1,290,102. Pacific Gold did not have working capital at December 31, 2004.

         The Company filed an SB-2 Registration Statement with the SEC for the registration of up to 8,000,000 shares of common stock at a proposed offering price of $0.30 per share. The registration statement was approved on August 16, 2004. During the fourth quarter we sold a total of 38,167 shares with total proceeds of $11,450.

         On April 7, 2005, the Company sold $4,000,000 in an aggregate principal amount of discounted convertible debentures ("Debentures") and warrants to purchase common stock ("Warrants") for aggregate proceeds of $2,900,000 after deduction for the interest discount. The Company paid approximately $252,000 in commissions and expenses. The Debentures and Warrants were sold, and the common stock issuable on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to foreign institutional, accredited investors. Details of the transaction are available in the Company's 8-K filing dated April 8, 2005.

         We have sufficient working capital for the next 24 months and to begin production at the Black Rock Canyon mine in Nevada. We may require additional capital in order to begin operations at additional mine sites in the future. In addition, we may require funds for additional acquisitions, and will require funds for exploration and development of additionally acquired prospects.

New Accounting Pronouncements

         Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pacific Gold's results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                        PAGE

Report of Malone & Bailey, PLLC independent accountants                  F-2

Balance Sheet for the year ended December 31, 2004                       F-3

Statements of Operations for the years ended December 31,
2004 and December 31, 2003                                               F-4

Statements of Stockholders' Equity for the years ended
December 31, 2003 and December 31, 2003                                  F-5

Statements of Cash Flows for the years ended
December 31, 2004 and December 31, 2003                                  F-6

Notes to Financial Statements                                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Pacific Gold Corp.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp. as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows and for each of the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of Pacific Gold's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gold Corp. as of December 31, 2004 and the results of its consolidated operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 23, 2005

                               PACIFIC GOLD CORP.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


                                     ASSETS

Current Assets
  Cash                                                              $     5,975
  Prepaid expenses                                                        3,000
                                                                    -----------
         Total Current Assets                                             8,975

Property and equipment
  Proved Developed
    Acquisition and development costs                                   225,195
    Less:  accumulated depletion                                           (283)
  Probable Undeveloped
    Acquisition and development costs                                    10,000
  Equipment                                                             358,842
  Less:  accumulated depreciation                                       (29,039)
  Water rights and wells                                                 90,000
  Land                                                                   23,670
                                                                    -----------
         Total property and equipment, net                              678,385
                                                                    -----------
         Total Assets                                               $   687,360
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                  $   122,863
  Accrued interest due to shareholder                                   108,978
  Note payable                                                           70,000
  Notes payable - Shareholder                                         1,575,015
                                                                    -----------
         Total Current Liabilities                                    1,876,856
                                                                    -----------
Commitments

Stockholders' Deficit
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                           --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 21,888,167 shares issued and outstanding                 21,888
  Additional paid in capital                                             78,718
  Retained deficit                                                   (1,290,102)
                                                                    -----------
         Total Stockholders' Deficit                                 (1,189,496)
                                                                    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   687,360
                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               PACIFIC GOLD CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003


                                                     2004              2003
                                                 ------------      ------------

Revenue - Mineral Sales                          $     61,560      $       --

Production costs                                      104,996              --
                                                 ------------      ------------

         Gross Loss                                   (43,436)             --
                                                 ------------      ------------

Operating expenses
  Mineral rights expense                               11,240            26,327
  General and administrative                          808,136           196,568
  Depreciation and depletion                           23,322              --
  Gain on sale of equipment                              (902)             --
                                                 ------------      ------------
         Total operating expenses                     847,796           222,895
                                                 ------------      ------------
         Net Loss from Operations                    (891,232)         (222,895)
                                                 ------------      ------------
Other income and expense
  Interest expense                                    102,815             4,928
                                                 ------------      ------------

         NET LOSS                                $   (994,047)     $   (227,823)
                                                 ============      ============

Basic and diluted loss per share                 $       (.05)     $       (.01)

Weighted average shares outstanding                21,822,798        21,660,603



                See accompanying summary of accounting policies
                       and notes to financial statements.

                               PACIFIC GOLD CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2004 and 2003


                                                          Additional
                                   Common Stock             Paid in       Retained
                               Shares           $           Capital       Earnings        Totals
                             ----------    -----------    -----------    -----------    -----------
Balances,
  December 31, 2002          21,640,000    $    21,640    $    33,360    $   (68,233)   $   (13,233)

Stock for services              160,000            160         15,840           --           16,000

Net loss                           --             --             --         (227,822)      (227,822)
                            -----------    -----------    -----------    -----------    -----------
Balances,
  December 31, 2003          21,800,000         21,800         49,200       (296,055)      (225,055)

Stock for services               50,000             50         15,950           --           16,000

Stock for cash                   38,167             38         11,412           --           11,450

Stock option expense               --             --            2,156           --            2,156

Net loss                           --             --             --         (994,047)      (994,047)
                            -----------    -----------    -----------    -----------    -----------
Balances,
  December 31, 2004          21,888,167    $    21,888    $    78,718    $(1,290,102)   $(1,189,496)
                            ===========    ===========    ===========    ===========    ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                               PACIFIC GOLD CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                        2004           2003
                                                     -----------    -----------
Cash Flows Used in Operating Activities
  Net income (loss)                                  $  (994,047)   $  (227,823)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and depletion                            29,322           --
    Gain on sale of equipment                               (902)          --
    Impairment of organization costs                         980           --
    Stock issued for services                             16,000         16,000
    Stock option expense                                   2,156           --
    Changes in:
         Prepaid expenses                                 (3,000)         1,331
         Accounts payable                                 91,920         27,927
         Accrued interest                                102,821          6,157
                                                     -----------    -----------
  Net Cash Used in Operating Activities                 (754,750)      (177,388)
                                                     -----------    -----------

Cash Flows Used in Investing Activities
    Purchases and development of property
    and equipment                                       (289,299)      (100,000)
  Proceeds from sale of equipment                         20,500           --
  Organization costs                                        --             (980)
                                                     -----------    -----------
  Net Cash Used in Investing Activities                 (268,799)      (100,000)
                                                     -----------    -----------

Cash Flows From Financing Activities
  Payments on notes payable                             (111,000)          --
  Proceeds from stockholder advances                   1,239,124        283,876
  Payments on stockholder advances                      (123,507)          --
  Proceeds from the sale of common stock                  11,450           --
                                                     -----------    -----------
  Net Cash From Financing Activities                   1,016,067        283,876
                                                     -----------    -----------

Net change in cash                                        (7,482)         6,488
Cash at beginning of year                                 13,457          6,969
                                                     -----------    -----------
Cash at end of year                                  $     5,975    $    13,457
                                                     ===========    ===========
Cash paid during the year for:
  Interest                                           $      --      $      --
  Income taxes                                              --             --

Non-cash financing and investing activities:
  Purchase of equipment, water rights and land
    through notes payable to the sellers             $   181,000    $      --
  Purchase of equipment from shareholder
             through notes payable                       157,006           --


                See accompanying summary of accounting policies
                       and notes to financial statements.

                               Pacific Gold Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Pacific Gold Corp. ("Pacific Gold") was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd. On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc. On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, exploration and mining of prospects believed to have gold mineralization. Pacific Gold through its subsidiaries currently owns claims, property and leases in Oregon and Nevada. Its Defiance Mine property in Oregon began producing gold in commercial quantities in mid-2004.

In the prior year, Pacific Gold was presented as a development stage enterprise. Beginning in the quarter ended September 30, 2004, Pacific Gold was no longer considered development stage.

The accompanying consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Grants Pass Gold, Inc., Oregon Gold, Inc., Nevada Rae Gold, Inc. and Fernley Gold, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured, which is determined when it ships gold to the refinery.

Inventories. Inventories are stated at the lower of average cost or net realizable value. Costs included are limited to those directly related to mining. There was no inventory as of December 31, 2004.

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 20 years.

Impairment of Long-Lived Assets. Pacific Gold reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Pacific Gold assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less that the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

All mine-related costs, other than acquisition costs, are expensed prior to the establishment of proven or probable reserves. Reserves designated as proven and probable are supported by a final feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination. Once proven or probable reserves are established, all development and other site-specific costs are capitalized.

Capitalized development costs and production facilities are depleted using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed. Lease development costs for nonproducing properties are amortized over their remaining lease term if limited. Maintenance and repairs are charged to expense as incurred.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Pacific Gold, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities.

Income taxes. Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Pacific Gold provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Pacific Gold adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Pacific Gold applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Pacific Gold's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. There were 50,000 options and no warrants granted as of December 31, 2004. The following table illustrates the effect on net loss and net loss per share if Pacific Gold had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      2004           2003
                                                   -----------    -----------
     Net loss as reported                          $  (994,047)   $  (227,822)
     Add:   stock based compensation
            determined under intrinsic
            value-based method                           2,156              -
     Less:  stock based compensation
            determined under fair value-
            based method                               (14,134)             -
                                                   -----------    -----------
       Pro forma net loss                          $(1,006,025)   $  (227,822)
                                                   ===========    ===========
     Basic and diluted net loss per common share:
       As reported                                 $     (0.05)   $     (0.01)
       Pro forma                                         (0.05)         (0.01)

The weighted average fair value of the stock options granted during 2004 and 2003 was $0.28 and $0 per share option, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.50% risk-free interest rate,
(2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 146%, and (4) zero expected dividends.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the calculation of the pro forma impact on net income of SFAS No. 123 included above.

Pacific Gold does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - PROPERTY AND EQUIPMENT

Pacific Gold acquired Oregon Gold, from a related party in August 2003 for $100,000, of which $75,195 was capitalized. In May 2004, Grants Pass Gold, a subsidiary of Pacific Gold, acquired the Defiance Mine in this same local formation for $150,000.

In October 2003, Pacific Gold's subsidiary Nevada Rae Gold, Inc. acquired its Crescent Valley mining claims in Lander County, Nevada. Additional water rights and wells were acquired in March 2004 for $90,000 and 13.67 acres of land for $23,670. Nevada Rae Gold resources fall on claims that are approximately 40% leased and 60% owned by Pacific Gold.

In May 2004, Pacific Gold acquired a leasehold interest in the Butcher Boy property in Nevada through its new wholly-owned subsidiary, Fernley Gold, Inc. The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms. Fernley Gold made a one-time payment of $10,000 to acquire the lease.


NOTE 3 - NOTE PAYABLE

In May 2004, Pacific Gold's subsidiary Grants Pass Gold, Inc. purchased equipment for $100,000, payable at $5,000 per month with interest at 10%. $30,000 in principal payments have been made, and $70,000 is still due. Payments have been suspended pending resolution of a dispute regarding the equipment condition when purchased.


NOTE 4 - INCOME TAXES

Pacific Gold uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2004 and 2003, Pacific Gold incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,265,000 at December 31, 2004, and will expire in the years 2012 through 2024.

At December 31, 2004, deferred tax assets consisted of the following:

              Deferred tax assets
                Net operating losses                   $ 430,105
                Less:  valuation allowance              (430,105)
                                                       ---------
              Net deferred tax asset                   $       -
                                                       =========

NOTE 5 - SHAREHOLDER NOTES PAYABLE

Pacific Gold owes $1,575,015 to a shareholder as of December 31, 2004. The amount due is represented by three notes, with interest at 10% and due on June 30, 2005. At December 31, 2004, accrued interest on these notes totaled $108,978.


Note 6 - COMMON STOCK

In 2004, Pacific Gold issued 38,167 shares for $11,450 cash.

In 2003 and 2004, respectively, Pacific Gold issued 160,000 and 50,000 shares to a consultant as compensation expense. The shares were valued at $16,000 each year.


NOTE 7 - STOCK OPTION PLAN

In 2002 Pacific Gold adopted the 2002 Performance Equity Plan ("the Plan"). The Plan provides for the granting of stock options to employees and consultants. Pacific Gold has reserved 3,000,000 shares of common stock for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors. To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options is as follows:

                                                                  Weighted
                                                                   Average
                                                   Options       Share Price
                                                 -----------     -----------
Outstanding at December 31, 2003                           -               -
Year ended December 31, 2004:
     Granted                                          50,000     $      0.35
                                                 -----------     -----------
Outstanding at December 31, 2004                      50,000     $      0.35
                                                 ===========     ===========

The above options expire on December 31, 2006.


NOTE 8 - OPERATING LEASE

Pacific Gold rents its offices under a lease expiring in January 2006, with monthly payments of $1,800. Rent expense in 2004 and 2003 was $0, as it was provided office services without charge. Such costs were immaterial to the financial statements and accordingly are not reflected herein.

NOTE 9 - MAJOR CUSTOMERS

In 2004, all gold sales were made to one refinery. Many refineries are available with similar pricing and just one was chosen for convenience. In 2003, Pacific Gold had no revenue.


NOTE 10 - SUBSEQUENT FINANCING

On April 7, 2005, Pacific Gold issued convertible debentures with a face value of $4,000,000 with attached warrants for net proceeds of $2,666,086 after a $1,080,292 discount and various fees and expenses totaling $253,622. A description of the notes is as follows:

     o Maturity: The notes mature on April 7, 2008. The noteholders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below). Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

     o Interest: Interest is represented by the $1,080,292 discount. If Pacific Gold elects to prepay the notes, each holder must consent and an additional 30% or up to $1,200,000 is due in addition to the $4,000,000 total face value.

     o Conversion and conversion price: The number of shares of common stock shall be determined by dividing the amount owed by $.30. The conversion price may be adjusted from time to time upon the occurrence of certain specified events.

     o Warrants: In connection with the financing, 3,333,333 warrants were issued with an exercise price of $2.125 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes. A summary of the notes is as follows:

                                                              Notes
                                                             Payable
                                                            ----------

         Face value                                         $4,000,000

         Less: Relative fair value of:
                     discount                               (  477,191)
                     warrants                               (1,755,910)
                     beneficial conversion feature          (1,766,898)
                                                            ----------
         Carrying amount of notes on April 7, 2005          $        0
                                                            ==========

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

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

NAME                  AGE       POSITION

Mitchell Geisler       34       President, Treasurer, Secretary and Chairman

         Mr. Mitchell Geisler has been the president and chairman of the board since January 2001 and treasurer and secretary since October 2002. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. He has been an active member of the Toronto business and tourist district in a variety of capacities, and has worked with many international corporations including, Prime Restaurants, The Keg Restaurants, Cara Foods, and Sire Corp Restaurants. Most recently, during the period 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. He was a supervisor for Imago Restaurants from 1997 to 1998. From 1996 to 1997 he was a manager of Ruby Beets Restaurant. Mr. Geisler is a graduate of Toronto's York University in Toronto, and also studied at the University of Tel Aviv. Mr. Geisler, until June 2003, was a director and president and treasurer of GL Energy and Exploration, Inc., a development stage Company engaged in the mineral exploration business. Mr. Geisler was also a director of Uranium Strategies, Inc., both mineral exploratory stage companies.

         During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2004, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no audit committee financial expert. Our sole director has financial statement preparation and interpretation ability obtained over the years from his past business experience. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of nature of our current limited operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

    1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

    2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

    3)   Compliance with applicable government laws, rules and regulations.

    4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

    5)   Accountability for adherence to the code.

         We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

         We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

         Because the management and directors of the Company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

         The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2004.


ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2004.

                                                                    LONG TERM COMPENSATION
                                                              -----------------------------------
                                                                       AWARDS
                                                              ------------------------    PAYOUTS
                                ANNUAL COMPENSATION           RESTRICTED    SECURITIES    -------
                         ---------------------------------      STOCK       UNDERLYING     LTIP       ALL OTHER
       NAME AND          YEAR    SALARY     BONUS    OTHER      AWARD        OPTIONS      PAYOUTS    COMPENSATION
  PRINCIPAL POSITION     (1)       ($)       ($)      ($)        ($)         SARS(#)        ($)          ($)
 --------------------    ----    -------    -----    -----    ----------    ----------    -------    ------------
 Mitchell Geisler,       2004    $36,000     $0       $0         $0             $0          $0              $0
 President & Director    2003         $0     $0       $0         $0             $0          $0          $6,000
                         2002         $0     $0       $0         $0             $0          $0              $0

(1) For the fiscal year ended December 31, 2004. There was no compensation for this officer for the fiscal year ended December 31, 2003.
(2) On December 8, 2003, Pacific Gold issued an aggregate of 60,000 shares of Common Stock to Mr. Geisler as compensation and reimbursement for services and expenses in connection with the abandoned acquisition program of certain prospects and other assets in Oregon, various site visits and due diligence activities on behalf of the Company, incurred during 2003. These shares have been valued at $6,000. The shares were issued under the equity performance plan, registered for issuance by Pacific Gold.
(3) There was no compensation of any kind issued in 2002.

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

OTHER COMPENSATION ARRANGEMENTS

         On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Performance Equity Plan authorizing up to 3,000,000 shares of common stock for structuring compensation arrangements and to provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards. We issued 160,000 shares under this plan during 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                              NUMBER OF          PERCENTAGE
                                               SHARES                OF
     NAME OF PERSON OR GROUP                   OWNED *           OWNERSHIP
     -----------------------                  ----------         ----------

     Mitchell Geisler (1)                        500,000               2.3%
     ZDG Holdings Inc. (2)                    17,180,000              78.5%


     All executive officers and
     directors as a group (one person)           500,000               2.3%


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

         (1) The person's business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.
         (2) ZDG Holdings Inc.'s business address is 23 Sandfield Road, Toronto, Ontario, Canada, M3B 2B6.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2004, the Company received various loans totaling $1,683,993 including accrued interest from ZDG Investments, which owns 5,000 shares and is related to ZDG Holdings, in order fund the business operations. These unsecured promissory notes bear 10% simple interest and are due June 30, 2005.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number                            Name of Exhibit

23.1                   Consent of Malone & Bailey, PC (1)

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


(1) Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The Company paid audit and financial statement review fees totaling $5,490 and $4,315 for the fiscal years ended December 31, 2004 and December 31, 2003, respectively, to Malone & Bailey, PC, our independent accountants.

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

                                     (Registrant) PACIFIC GOLD CORP.

                                              By:  /s/ Mitchell Geisler
                                                   --------------------
                                                   Mitchell Geisler, President
                                                   (Chief Executive Officer)

                                            Date:  April 8, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                      Title                          Date

  /s/ Mitchell Geisler     President, Secretary, Treasurer,       April 8, 2005
  ---------------------    and Director (Principal Accounting
  Mitchell Geisler         Officer)