Form 10QSB
period 2005-03-31
PACIFIC GOLD CORP
filed 2005-05-17
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2005

                        Commission File Number 000-32629


                               PACIFIC GOLD CORP.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                        91-1997728
           -------------------------------       -------------------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)

        157 ADELAIDE STREET WEST, STE 600, TORONTO, ONTARIO     M5H 4E7
        ---------------------------------------------------     -------
             (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code   (416) 214-1483


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2005, the Company had outstanding 22,937,967 shares of its common stock, par value $0.001.

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

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                               Pacific Gold Corp.
                           Consolidated Balance Sheet
                                 March 31, 2005

                                     ASSETS
Current Assets:
   Cash                                                             $     1,900
   Prepaid Expenses                                                        --
                                                                    -----------
      Total Current Assets                                                1,900

Property and Equipment:
   Proved Development
      Acquisition and Development Costs                                 228,695
      Less: Accumulated Depletion                                          (283)
   Probable Undeveloped
      Acquisition and Development Costs                                  10,000
   Equipment                                                            347,343
   Less: Accumulated Depreciation                                       (40,931)
   Water Rights and Wells                                                90,000
   Land                                                                  23,670
                                                                    -----------
      Total Property and Equipment, net                                 658,494
                                                                    -----------
      TOTAL ASSETS                                                  $   660,394
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                                 $   123,440
   Accrued Interest                                                     149,677
   Notes Payable                                                         70,000
   Notes Payable - Shareholder                                        1,588,326
                                                                    -----------
      Total Current Liabilities                                       1,931,442

Stockholders' Deficit:
   Preferred Stock - $0.001 par value;
      5,000,000 shares authorized, no shares
      issued and outstanding                                               --
   Common Stock - $0.001 par value; 100,000,000
      shares authorized, 21,907,167 shares
      issued and outstanding                                             21,901
   Additional Paid-in Capital                                            97,597
   Retained Deficit                                                  (1,390,546)
                                                                    -----------
      Total Stockholders' Deficit                                    (1,271,048)
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   660,394
                                                                    ===========

                               Pacific Gold Corp.
                      Consolidated Statements of Operations

                                                      Three Months Ended
                                                   March 31,       March 31,
                                                     2005            2004
                                                 ------------    ------------
Revenue:
 Revenue - Mineral Sales                         $       --      $       --
 Production Costs                                        --              --
                                                 ------------    ------------
 Gross Margin                                            --              --

Operating Expenses:
 Mineral Rights Expense                                  --             3,115
 General and Administrative                            44,042         102,422
 Depreciation & Depletion                              13,040            --
 Loss on sale of equipment                              2,600            --
                                                 ------------    ------------
 Total Operating Expenses                              59,682         105,537
                                                 ------------    ------------

 Net Loss from Operations                             (59,682)       (105,537)
                                                 ------------    ------------

Other Income and Expense:
 Interest Expense                                      40,762           8,972
                                                 ------------    ------------
 Net Loss                                        $   (100,444)   $   (114,509)
                                                 ============    ============

Basic and Diluted Loss per Share                 $      (0.00)   $      (0.01)
                                                 ============    ============

Weighted Average Shares Outstanding:
    Basic and Diluted                              21,889,178      21,800,000
                                                 ============    ============

                               Pacific Gold Corp.
                      Consolidated Statements of Cash Flows

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                           2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Losses                                            $(100,444)   $(114,509)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:
     Depreciation and Depletion                             13,040         --
     Loss on Sale of Equipment                               2,600         --
     Common Stock Issued for Services                       18,892         --
     Stock Option Expense
     Changes in:
       Prepaid Expenses                                      3,000         --
       Accounts Payable                                        577        9,952
       Accrued Interest                                     40,699        8,973
                                                         ---------    ---------
   NET CASH (USED) BY OPERATING ACTIVITIES                 (21,636)     (95,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Development of Property
     and Equipment                                          (3,500)    (120,000)
   Proceeds from Sale of Equipment                           7,750         --
                                                         ---------    ---------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          4,250     (120,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                --         60,000
   Proceeds from Stockholder Advances                       13,311      152,003
                                                         ---------    ---------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         13,311      212,003

   NET CHANGE IN CASH AND CASH EQUIVALENTS                  (4,075)      (3,581)

   CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                  5,975       13,457
                                                         ---------    ---------
   CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                    $   1,900    $   9,876
                                                         =========    =========

                               Pacific Gold Corp.
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Gold, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the form 10-KSB have been omitted.

NOTE 2 - SHAREHOLDER NOTES PAYABLE

Pacific Gold owes $1,588,326 to a shareholder as of March 31, 2005. The amount due is represented by three notes, with interest at 10% and due on June 30, 2006. At March 31, 2005, accrued interest on these notes totaled $143,478.

NOTE 3 - COMMON STOCK

In March 2005, Pacific Gold issued a total of 13,000 shares to 3 consultants as compensation and for services rendered. The shares were valued at $18,892.

NOTE 4 - SUBSEQUENT FINANCING

In May 2005, Pacific Gold sold 2,000,000 shares of common stock at $0.30 per share for $600,000 net proceeds.

On April 7, 2005, Pacific Gold issued convertible debentures with a face value of $4,000,000 with attached warrants for net proceeds of $2,666,086 after a $1,080,292 discount and various fees and expenses totaling $253,622. A description of the notes is as follows:

    o Maturity: The notes mature on April 7, 2008. The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below). Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes. A summary of the notes is as follows:

                                                              Notes
                                                             Payable
                                                           -----------
         Face value                                        $ 4,000,000

         Less: Relative fair value of:
                 discount                                     (477,191)
                 warrants                                   (1,755,910)
                 beneficial conversion feature              (1,766,898)
                                                           -----------
         Carrying amount of notes on April 7, 2005         $         0
                                                           ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the SEC. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the our consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

         The above identified risks are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         The financial information set forth in the following discussion should be read with the consolidated financial statements of Pacific Gold included elsewhere herein.

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

Nevada Rae Gold, Inc.

         In early March 2004, the Company submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NSDEP). Nevada Rae Gold received approval of its Plan of Operations during the first quarter of 2005.

Fernley Gold, Inc.

         Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy. The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80. The area, known for placer gold, and commonly referred to as the Olinghouse Placers, has a rich mining history.

         Fernley Gold leased 640 acres including 35 claims, and the exclusive right to mine for placer, lode and other minerals and metals. The lease includes two water wells and water rights. The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms. Fernley Gold made a one-time payment of $10,000 to acquire the lease, quarterly payments of $500, each quarter for the first two quarters, and subsequently, payments of $1,000 each month. The monthly payments are applied towards the royalty fees that will become due to the Lessor. According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smeltering expenses, when the price of spot gold is below $400 per ounce on the world market. When gold is above the $400 threshold, the Company will pay a 10% royalty. During 2005, Fernley Gold anticipates additional sampling and testing, followed by submission of its Plan of Operations. At the end of the first quarter of 2004, the Company is current under the terms of the lease.

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

         In addition to the sample drilling program, Oregon Gold has received approval from the Forest Service to conduct an extensive trenching and sampling program. This testing is expected to commence this summer.

Grants Pass Gold, Inc.

         During the quarter, no mining activities occurred on the Company claims.

Employees and Directors

         On April 14, 2005, the Company appointed Mr. Robert Landau as the Chief Executive Officer of the Company and as chairman of the board, and at the same time, Mr. Mitchell Geisler became the Chief Operating Officer of the Company. Mr. Geisler continues as the Treasurer and Secretary of the Company and a director.

         Mr. Landau has been the chief executive officer of the Company since April 2005. He has been the president and director of ZDG Investments Limited since May 1999. Mr. Landau's experience includes the founding and financing of development stage businesses. Previously, he was an Actuarial Consultant with a large multi-national consulting firm. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto in Toronto, Ontario, Canada.

Financial Condition and Changes in Financial Condition

         The Company had revenues of $0 for the quarter ended March 31, 2005. Mining production at the Grants Pass facility was suspended for the winter months.

         Expenses for the quarter ended March 31, 2005 totaled $100,446. Labor costs were $36,928 for the most recent quarter. The other primary expenses incurred were $13,040 in depreciation and $40,762 in interest on notes payable. The remaining expenses relate to equipment repairs and rental, general administrative, and stock transfer agent fees.

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

Liquidity and Capital Resources:

         Since inception to March 31, 2005, we have funded our operations from the sale of securities and loans from a shareholder. At March 31, 2005, we have unsecured loans from a shareholder in an aggregate amount of $1,731,803 including accrued interest. The notes bear interest at the rate of 10% and were due on June 30, 2005, however Pacific Gold has been informed by the shareholder that an extension of one year on the principal due has been granted. The loan is now due on June 30, 2006.

         As of March 31, 2005, our assets totaled $660,394, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $1,931,442, which were primarily the notes payable to shareholder of $1,731,803 and an equipment loan of $76,199 including accrued interest. We had an accumulated deficit of $1,390,546. Pacific Gold did not have working capital at March 31, 2005. Subsequent to March 31, 2005 we acquired working capital through the issuance of discounted convertible debentures and the sale of equity with gross total proceeds of $3,519,708. The terms are discussed below.

         The Company filed an SB-2 Registration Statement with the SEC for the registration of up to 8,000,000 shares of common stock at a proposed offering price of $0.30 per share. The registration statement was approved on August 16, 2004. During the fourth quarter of 2004 we sold a total of 38,167 shares with total proceeds of $11,450. In May 2005, we sold an additional 2,000,000 shares for proceeds of $600,000. The offering is now closed.

         On April 7, 2005, the Company sold $4,000,000 in an aggregate principal amount of discounted convertible debentures ("Debentures") and warrants to purchase common stock ("Warrants") for aggregate proceeds of $2,919,708 after deduction for the interest discount. The Company paid $253,622 in commissions and expenses. The principal and interest in the aggregate of $4,000,000 is due April 6, 2008. The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $.30 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion. The warrants are exercisable at $2.125 per share until April 6, 2008. The Debentures and Warrants were sold, and the common stock issuable on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to foreign institutional, accredited investors. In conjunction with the sale of the debentures we filed a registration statement on Form SB-2 with the Securities and Exchange Commission on May 5, 2005 to register the underlying common stock.

         These proceeds are expected to fund our planned operations for Nevada Rae and Oregon Gold for approximately 24 months, and to the extent there are available funds for use for Pacific Gold and Fernley Gold. We anticipate that we will need additional capital to significantly expand our currently planned operations and to pursue the prospects that our other subsidiaries hold and to acquire additional prospects. We may need additional capital in the event we encounter unexpected operating expenses and requirements.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

         On April 7, 2005, the Registrant sold $4,000,000 face amount of convertible original discount debentures and 3,333,333 common stock purchase warrants for net proceeds after expenses of $2,666,086. The issuance was made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to two foreign investors, both of which certified to the Registrant that they were accredited investors and that they had the ability to assess an investment in the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

10.1            Form of Securities Purchase Agreement **

10.2            Form of Convertible Debenture**

10.3            Form of Common Stock Purchase Warrant**

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.*

*        Filed herewith
**       Incorporated by reference from Form 8-K filed April 8, 2005

b. Reports on Form 8-K

         On April 19, 2005 the Company filed a current report on Form 8-K reporting the appointment of Mr. Robert Landau as the Chief Executive Officer of the Company and a director, and at the same time, Mr. Mitchell Geisler became the Chief Operating Officer of the Company. Mr. Geisler continues as the Treasurer and Secretary of the Company and a director.

         On April 8, 2005 the Company filed a current report on Form 8-K reporting the sale of $4,000,000 face amount of convertible original discount debentures and the issuance of 3,333,333 common stock purchase warrants.



                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    (Registrant) PACIFIC GOLD CORP.


                                             By:  /s/  Robert Landau
                                                  ----------------------
                                                  Robert Landau, Chief Executive
                                                  Officer

                                           Date:  May 17, 2005