Form 10QSB
period 2005-06-30
PACIFIC GOLD CORP
filed 2005-08-15
CIK 1137855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2005

                        Commission File Number 000-32629

                               PACIFIC GOLD CORP.
               __________________________________________________
               (Exact name of registrant as specified in charter)

                         Nevada                    91-1997728
            _______________________________    ___________________
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)    Identification No.)

      157 ADELAIDE STREET WEST, STE 600, TORONTO, ONTARIO      M5H 4E7
      ___________________________________________________     __________
           (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    (416) 214-1483


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2005, the Company had outstanding 24,240,492 shares of its common stock, par value $0.001.

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

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                               Pacific Gold Corp.
                           Consolidated Balance Sheet
                                  June 30, 2005
                                     ASSETS
Current Assets:
   Cash                                                           $ 1,323,393
   Deposits                                                           131,818
                                                                  -----------
      Total Current Assets                                          1,455,211
                                                                  -----------

Property and Equipment:
   Proved Development, net                                            231,412
   Probable Undeveloped
      Acquisition and Development Costs                                10,000
   Equipment, net                                                   1,438,254
   Building, net                                                       79,653
   Water Rights and Wells                                              90,000
   Land                                                                23,670
                                                                  -----------
      Total Property and Equipment, net                             1,872,989


   Reclamation Surety Bond                                            189,218
                                                                  -----------
      TOTAL ASSETS                                                $ 3,517,418
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                               $    80,881
   Accrued Interest                                                   176,708
   Notes Payable - Shareholder                                      1,605,601
                                                                  -----------
      Total Current Liabilities                                     1,863,190

Other Liabilities:
   Convertible Note Payable                                           306,666

Stockholders' Equity:
   Preferred Stock - $0.001 par value; 5,000,000 shares
      authorized, no shares issued and outstanding                       --
   Common Stock - $0.001 par value; 100,000,000 shares
      authorized, 23,960,190 shares issued and outstanding             23,960
   Additional Paid-in Capital                                       3,430,744
   Retained Deficit                                                (2,107,142)
                                                                  -----------
      Total Stockholders' Equity                                    1,347,562
                                                                  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $ 3,517,418
                                                                  ===========

                               Pacific Gold Corp.
                      Consolidated Statements of Operations

                                            Three Months Ended                Six Months Ended
                                         June 30,        June 30,         June 30,        June 30,
                                           2005            2004             2005            2004
                                       ------------    ------------     ------------    ------------
Revenue:
   Revenue - Mineral Sales             $       --      $       --       $       --      $       --
   Production Costs                            --              --               --              --
                                       ------------    ------------     ------------    ------------
   Gross Margin                                --              --               --              --

Operating Expenses:
   Mineral Rights Expense                      --                               --             3,115
   General and Administrative               344,945         301,667          388,986         404,089
   Depreciation & Depletion                  31,795           4,997           44,835           4,997
   Loss on sale of equipment                   --              --              2,600            --
                                       ------------    ------------     ------------    ------------
   Total Operating Expenses                 376,740         306,664          436,421         412,201
                                       ------------    ------------     ------------    ------------


   Net Loss from Operations                (376,740)       (306,664)        (436,421)       (412,201)
                                       ------------    ------------     ------------    ------------

Other Income and Expenses:
   Interest Income                           (2,699)           --             (2,699)           --
   Interest Expense                         342,556          11,325          383,318          20,297
                                       ------------    ------------     ------------    ------------
   Total Other Expenses                     339,857          11,325          380,619          20,297

   Net Loss                            $   (716,597)   $   (317,989)    $   (817,040)   $   (432,498)
                                       ============    ============     ============    ============

Basic and Diluted Loss per Share       $      (0.03)   $      (0.01)    $      (0.04)   $      (0.02)
                                       ============    ============     ============    ============

Weighted Average Shares Outstanding:
   Basic and Diluted                     23,124,360      21,800,000       23,124,360      21,800,000
                                       ============    ============     ============    ============

                               Pacific Gold Corp.
                      Consolidated Statements of Cash Flows

                                                                     Six Months Ended
                                                                June 30,       June 30,
                                                                  2005           2004
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Losses                                                 $  (817,040)   $  (432,498)
    Adjustments to Reconcile Net Loss to Net Cash
       Provided by Operating Activities:
       Depreciation and Depletion                                   44,835          4,997
       Non-cash portion of interest paid on convertible debt       306,666
       Write-off of Incorporation Costs                               --              980
       Loss on Sale of Equipment                                     2,600           --
       Common Stock Issued for Services                             88,012           --
       Stock Option Expense                                           --             --
       Changes in:
          Prepaid Expenses                                           3,000         (2,000)
          Deposits                                                (131,818)          --
          Accounts Payable                                         (41,980)         8,645
          Accrued Interest                                          67,730         20,302
                                                               -----------    -----------
    NET CASH (USED) BY OPERATING ACTIVITIES                       (477,995)      (399,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and Development of Property
       and Equipment                                            (1,249,790)      (593,460)
    Investment in Reclamation Bond                                (189,218)
    Proceeds from Sale of Equipment                                  7,750           --
                                                               -----------    -----------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (1,431,258)      (593,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on Notes Payable                                      (70,000)          --
    Proceeds from Notes Payable                                  2,666,086        145,000
    Proceeds from Stockholder Advances                              30,586        854,371
    Proceeds from Sale of Common Stock                             600,000           --
                                                               -----------    -----------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             3,226,672        999,371


    NET CHANGE IN CASH AND CASH EQUIVALENTS                      1,317,418          6,337

    CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                                        5,975         13,457
                                                               -----------    -----------

    CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                        $ 1,323,393    $    19,794
                                                               ===========    ===========

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

NOTE 2 - SHAREHOLDER NOTES PAYABLE

Pacific Gold owes $1,605,601 to a shareholder as of June 30, 2005. The amount due is represented by three notes, with interest at 10%, and principal and interest is due on June 30, 2006. At June 30, 2005, accrued interest on the note totaled $176,708.

NOTE 3 - COMMON STOCK

In April 2005, Pacific Gold issued a total of 36,800 shares to 3 consultants as compensation and for services rendered. The shares were valued at $59,120.

In June 2005, Pacific Gold issued a total of 22,223 shares to its CEO and COO for compensation. The shares were valued at $10,000.

NOTE 4 -FINANCING

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

     o Conversion and conversion price: The number of shares of common stock shall be determined by dividing the amount owed by $.30. The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

     o Warrants: In connection with the financing, 3,333,333 warrants were issued with an exercise price of $2.125 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes. A summary of the notes is as follows:

                                                              Notes
                                                             Payable
                                                           -----------
         Face value                                        $ 4,000,000

         Less: Relative fair value of:
                     discount                                 (477,191)
                     warrants                               (1,755,910)
                     beneficial conversion feature          (1,766,898)
                                                           -----------
         Carrying amount of notes on April 7, 2005         $         0
                                                           ===========
         Amortization of discounts to June 30, 2005            306,666
                                                           ===========
         Carrying amount of notes at June 30, 2005         $   306,666
                                                           ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Pacific Gold Corp.

         In April and May, Pacific Gold sold $4,000,000 in face value of convertible debt for net proceeds of $2,666,086 and $600,000 in equity. During the second Quarter of 2005 the Company began utilizing these funds primarily for the purchase of heavy mining equipment and other infrastructure.

         Additionally during the quarter we hired additional key personnel including a new Chief Financial Officer and a Human Resources Director. Much of management's time in the second quarter was applied in the preparation of operations at the Black Rock Canyon Mine near Crescent Valley, Nevada.

         By the end of the quarter we had completed most of its major equipment purchases and was beginning to focus on supplementary equipment for Black Rock Canyon, building construction, screen and plant assembly, additional acquisitions of mineral properties as well as and other corporate events.

Nevada Rae Gold, Inc.

         During the second quarter of 2005 Nevada Rae Gold made significant progress on the Black Rock Canyon Mine development including;

         o   Delivery of heavy earth moving equipment;
         o   Security perimeter fence installation;
         o   Mill building purchase;
         o   JCI triple deck screen purchase; and,
         o   Building Permit Preparation.

         Nevada Rae is currently awaiting its building permit to begin construction. Once complete, the focus will shift to plant assembly and finally test production. Full production is expected to begin in the fourth quarter of 2005.

Fernley Gold, Inc.

         Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy. The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80. The area, known for placer gold, and commonly referred to as the Olinghouse Placers, has a rich mining history.

         During 2005, Fernley Gold anticipates additional sampling and testing, followed by submission of its Plan of Operations. Fernley Gold is current under the terms of our lease.

Oregon Gold, Inc.

         In June and early July, 2005 Oregon Gold conducted a trenching and sampling program. Results continued to confirm gold presence on the Bear Bench. The Company is determining its next moves with regards to the project.

Grants Pass Gold, Inc.

         During the quarter, no mining activities occurred on the Company claims. Additionally Pacific Gold Corp. authorized the merger of Grants Pass Gold, Inc. into Oregon Gold, Inc. This activity is expected to be completed in the third quarter of 2005.

Asset Retirement Obligations

         In the prior year Pacific Gold filed its plan of operations with the State of Nevada for its Black Rock Canyon project. As part of this plan, Pacific Gold was required to post a Reclamation Bond in the amount of $354,000. Pacific Gold applied to be included in the State of Nevada bond pool which allows the Company to post a smaller amount of cash with the State and pay the balance of the bond amount over time. To date, $204,525 has been paid towards the bond, $189,218 of which is refundable.

         Concurrent reclamation is the operating practice of Pacific Gold Corp. As gravels are processed through our plant, non-gold bearing gravels are used to replace the material removed from the earth. At any point in time, we believe that any liability with respect to reclamation would be negligible. If, at any time, the Company cannot fulfill its requirements to reclaim the land, the bond posted is sufficient to offset any costs the State may incur.


Financial Condition and Changes in Financial Condition

         The Company had revenues of $0 for the quarter ended June 30, 2005.

         Net Loss for the quarter ended June 30, 2005 totaled $716,597. The primary expenses incurred were operating expenses of $376,740, including $31,795 in depreciation, legal and professional fees of $89,326, and expenses related to the geological studies, fieldwork, site visits, and preparation of mining permit applications and consulting fees of $150,978. Interest on the note payable to shareholder and amortization of the discounts and beneficial conversion feature related to the convertible note were $35,890 and $306,666, respectively. The remaining expenses relate to equipment repairs and rental, general administrative, and stock transfer agent fees.

         Net loss for the quarter ended June 30, 2004 totaled $317,989. During the quarter we incurred labor costs associated with the various mining activities. Labor costs were $48,370 for the quarter. Legal and professional fees of $67,138 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, fieldwork, site visits, and preparation of mining permit applications and consulting fees of $15,066. Advertising and company public relations expenses totaled $144,575. The remaining expenses relate to interest expense on notes payable, office, general and administrative and stock transfer agent fees.

Liquidity and Capital Resources:

         Since inception to June 30, 2005, we have funded our operations from the sale of securities and loans from a shareholder. In order to conserve working capital, two executives have agreed to reduced salaries in exchange for shares of Pacific Gold registered under the 2002 Performance Equity Plan.

         As of June 30, 2005, our assets totaled $3,517,418, which consisted primarily of equipment, cash, mineral rights, land, and water rights. Our total liabilities were $2,169,856, which were primarily the notes payable to shareholder of $1,782,309 including accrued interest and the convertible note payable of $306,666. We had stockholders' equity of $1,347,562. Pacific Gold did not have working capital at March 31, 2005. Subsequent to March 31, 2005 we acquired working capital through the issuance of discounted convertible debentures and the sale of equity with gross total proceeds of $3,519,708. The terms were discussed in Note 4 to the accompanying financial statements.

         These proceeds are expected to fund our planned operations for Nevada Rae and Oregon Gold for approximately 24 months and to the extent there are available funds for use for Pacific Gold and Fernley Gold. We anticipate that we will need additional capital to significantly expand our currently planned operations and to pursue the prospects that our other subsidiaries hold and to acquire additional prospects. We may need additional capital in the event we encounter unexpected operating expenses and requirements. At this time, we have no arrangements for additional capital

New Accounting Pronouncements

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective except that significant adjusting entries by our auditors were required.

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

         Changes in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting were that we hired a Chief Financial Officer whose responsibilities are for the accounting and financial management of the Company.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 2003, Pacific Gold along with a shareholder of the company initiated a Statement of Claim against Mr. David Stern, Mr. Raymond Burghard and Monetary Advancement International Inc in the city of Toronto, the Province of Ontario, Canada. This case was dismissed by the Court by reason of improper jurisdiction. The Company has decided not to pursue the claim further; however, the shareholder will pursue the claim in the proper jurisdiction. The shareholder is looking to recover 250,000 shares paid to the above for services that were not provided.

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

a.  Exhibits

10.1            Form of Securities Purchase Agreement **

10.2            Form of Convertible Debenture**

10.3            Form of Common Stock Purchase Warrant**

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*   Filed herewith
**  Incorporated by reference from Form 8-K filed April 8, 2005

b.  Reports on Form 8-K

         On July 26, 2005 the Company filed a current report on Form 8-K reporting the appointment of Ms. Jacquelyn Glazer as the Chief Financial Officer of the Company.

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

                                         (Registrant) PACIFIC GOLD CORP.

                                                  By: /s/ Robert Landau
                                                      _______________________
                                                      Robert Landau,
                                                      Chief Executive Officer

                                                Date: August 15, 2005