Form 10QSB
period 2005-09-30
PACIFIC GOLD CORP
filed 2005-11-17
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

Commission File Number      000-32629

PACIFIC GOLD CORP.

 (Exact name of registrant as specified in charter)

Nevada	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 ADELAIDE STREET WEST, STE 600, TORONTO, ONTARIO	M5H 4E7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                                                (416) 214-1483

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]         No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2005, the Company had outstanding 27,650,934 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheet

September 30, 2005

ASSETS
Current Assets:
Cash	$356,096
Restricted Cash	75,875
Prepaid Expenses	27,662
Deposits	87,026
Total Current Assets	546,659

Property and Equipment:
Proved Development, net	293,178
Equipment, net	1,439,048
Building, net	136,768
Water Rights and Wells	90,000
Land	13,670
Total Property and Equipment, net	1,972,664

Reclamation Surety Bond	189,218

TOTAL ASSETS	$2,708,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$170,808
Accrued Interest	39,813
Notes Payable - Shareholder	1,572,309
Total Current Liabilities	1,782,930

Long Term Liabilities:
Convertible Debenture	476,799

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 100,000,000 shares
authorized, 27,650,934 shares issued and outstanding	27,651
Additional Paid-in Capital	4,596,553
Retained Deficit	(4,118,392)
Total Stockholders' Equity	448,812
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,708,541

Pacific Gold Corp.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue:
Revenue - Mineral Sales	$-	$21,316	$-	$21,316
Production Costs	-	59,541	-	59,541
Gross Margin	-	(38,225)	-	(38,225)

Operating Expenses:
Mineral Rights Expense	16,450	8,125	16,450	11,240
General and Administrative	679,273	207,066	1,068,259	611,155
Depreciation & Depletion Loss on sale of equipment	78,075	13,791	122,910	18,787
	(2,314)	-	286	-
Total Operating Expenses	771,484	228,982	1,207,905	641,182

Net Loss from Operations	(771,484)	(267,207)	(1,207,905)	(679,407)

Other Income and (Expenses):
Rental Income	2,050		2,050
Interest Income	1,401	-	4,100	-
Other Income	5,525		5,525
Interest Expense	(1,169,040)	(48,499)	(1,552,358)	(68,800)
Amortization of Deferred Interest	(60,000)		(60,000)
Asset Write Down	(19,704)		(19,704)
Total Other Income/(Expenses)	(1,239,768)	(48,499)	(1,620,387)	(68,800)

Net Loss	$(2,011,252)	$(315,706)	$(2,828,292)	$(748,207)

Basic and Diluted Loss per Share	$(0.08)	$(0.01)	$(0.12)	$(0.03)

Weighted Average Shares Outstanding:
Basic and Diluted	24,960,906	21,819,565	24,293,762	21,806,569

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(2,828,292)	$(748,207)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	122,910	4,997
Non-cash portion of interest paid on convertible debt	554,999
Write-off of Incorporation Costs	-	980
Loss on Sale of Equipment	286	-
Common Stock Issued for Services	113,892	-
Changes in:
Prepaid Expenses	(24,662)	(2,000)
Accounts Payable	47,630	8,645
Accrued Interest	(69,165)	20,302
NET CASH (USED) BY OPERATING ACTIVITIES	(2,169,428)	(715,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property
and Equipment	(1,523,906)	(593,460)
Investment in Reclamation Bond	(189,218)
Proceeds from Sale of Equipment	7,750	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,705,374)	(593,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	(70,000)	-
Proceeds from Notes Payable	2,666,086	145,000
Proceeds from Stockholder Advances	(2,706)	854,371
Payments on Stockholder Advances	(210,000)	-
Proceeds from Sale of Common Stock	600,000	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,983,380	999,371

NET CHANGE IN CASH AND CASH EQUIVALENTS	(891,422)	(309,372)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	1,323,393	13,457

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$431,971	$(295,915)

Pacific Gold Corp.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Gold, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the form 10-KSB have been omitted.

NOTE 2 - SHAREHOLDER NOTES PAYABLE

Pacific Gold owes $1,572,309 to a shareholder as of September 30, 2005. The amount due is represented by three notes, with interest at 10%, and principal and interest is due on June 30, 2006. At September 30, 2005, accrued interest on the note totaled $39,813.

NOTE 3 – COMMON STOCK

In April 2005, Pacific Gold issued a total of 36,800 shares to 3 consultants as compensation and for services rendered. The shares were valued at $59,120.

From July to September 2005, Pacific Gold issued a total of 90,744 shares to its CEO and COO for compensation as part of their salary.  The shares were valued at $30,000.

In August 2005, Pacific Gold issued 150,000 shares through its subsidiary Pilot Mountain Resources to Platoro West for mineral rights. The shares were valued at $45,000.

From July to September 2005, Pacific Gold issued 3,400,000 shares to redeem conversion requests from the Debenture holder, Palisades Master Fund, LP. These shares were valued at $1,020,000.

NOTE 4 –FINANCING

In May 2005, Pacific Gold sold 2,000,000 shares of common stock at $0.30 per share for $600,000 net proceeds.

On April 7, 2005, Pacific Gold issued convertible debentures with a face value of $4,000,000 with attached warrants for net proceeds of $2,666,086 after a $1,080,292 discount and various fees and expenses totaling $253,622.  A description of the notes is as follows:

•

Maturity:  The notes mature on April 7, 2008.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Interest:  Interest is represented by the $1,080,292 discount.  If Pacific Gold elects to prepay the notes, then Pacific Gold must obtain consent and an additional 30% or up to $894,000 is due in addition to the $2,980,000 remaining total face value.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $.30.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

•

Warrants:  In connection with the financing, 3,333,333 warrants were issued with an exercise price of $2.125 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Notes Payable

Face value	$4,000,000

Less: Relative fair value of:
discount	(477,191)
warrants	(1,755,910)
beneficial conversion feature	(1,766,898)

Carrying amount of notes on April 7, 2005	$0

Amortization of discounts to June 30, 2005	306,666
Amortization of discounts to September 30, 2005	248,333
Accelerated Amortization of Discounts at September 30, 2005	941,800
Adjustment for early conversion at September 30, 2005	(1,020,000)

Carrying amount of notes at September 30, 2005	$476,799

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Management is currently unaware of any trends or conditions other than those mentioned in this and previous management's discussion and analysis that could have a material adverse effect on the our consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment, (vii) completing mine development, building infrastructure, weather and environmental issues and, (viii) factors affecting the price of gold and other metals.

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

Pacific Gold Corp.

In August, Pacific Gold Corp. established a new subsidiary called Pilot Mountain Resources Inc. Pilot Mountains acquired Project W.  Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area, and there are known mineral resources within the claim area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles south-east of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

Resource calculations from a feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO3) of combined proven, probable and possible ore, or approximately 35,000 tons of WO3.

The terms of the acquisition of Project W call for Pilot Mountain Resources Inc. to pay to Platoro West, 150,000 shares of common stock of Pacific Gold Corp. and a 2% gross royalty on all mineral sales from Project W. On completion of an updated feasibility study, title of the claims comprising Project W will be transferred to Pilot Mountain Resources Inc.  In addition to the claims, Pilot Mountain Resources Inc. will receive copies of previously prepared working documents and reports regarding Project W.

Nevada Rae Gold, Inc.

During the third quarter of 2005 Nevada Rae Gold made progress on the Black Rock Canyon Mine development. The Mill building was mostly completed and stripping of the first mining block as well as some stockpiling of gravels had begun.

Assembly of the screen plant was well underway and equipment deliveries continued throughout the quarter.

Fernley Gold, Inc.

Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy.  The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80.  The area, known for placer gold, and commonly referred to as the Olinghouse Placers, has a rich mining history.

Fernley Gold received approval for additional sampling and testing, as outlined in its Plan of Operations submitted in the second quarter.  Fernley Gold is current under the terms of our lease.

Oregon Gold, Inc.

During the quarter Pacific Gold Corp. effected a merger between Grants Pass Gold and Oregon Gold, with Oregon Gold being the surviving entity. The Company completed the transaction in order to improve operating efficiencies and reduce costs of its Oregon operations.

Asset Retirement Obligations

In the prior year Pacific Gold filed its plan of operations with the State of Nevada for its Black Rock Canyon project.  As part of this plan, Pacific Gold was required to post a Reclamation Bond in the amount of $354,000.  Pacific Gold applied to be included in the State of Nevada bond pool which allows the Company to post a smaller amount of cash with the State and pay the balance of the bond amount over time.  To date, $212,866 has been paid towards the bond, $189,218 of which is refundable.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues for the quarter ended September 30, 2005.

Net Loss for the quarter ended September 30, 2005 totaled $2,011,252.  The primary expenses incurred were operating expenses of $771,484, including $78,075 in depreciation, legal and professional fees of $154,122. Interest on the note payable to shareholder and amortization of the discounts and beneficial conversion feature related to the convertible note were $39,813 and $1,129,227, respectively. The  remaining  expenses  relate  to  equipment  repairs  and  rental,  general administrative, and stock transfer agent fees.

Net loss for the quarter ended September 30, 2004 totaled $315,706. During the quarter we incurred labor costs associated with the various mining activities. Revenues for the quarter were $21,316. Cost of Goods Sold for the quarter was $59,541 producing a negative margin of $38,225. We also incurred interest expense of $48,499 and depreciation of $13,791. The remaining expenses relate to office, general and administrative, legal and consulting.

Liquidity and Capital Resources:

         Since inception to September 30, 2005, we have funded our operations from the sale of securities and loans from a shareholder and the sale of convertible debentures.  In order to conserve working capital, two executives have agreed to reduced salaries in exchange for shares of Pacific Gold registered under the 2002 Performance Equity Plan.

         As of September 30, 2005, our assets totaled $2,708,541, which consisted primarily of equipment, cash, mineral rights, land, and water rights.  Our total liabilities were $2,259,729, which were primarily the notes payable to shareholder of $1,612,122 including accrued interest and the convertible note payable of $476,799. We had stockholders’ equity of $505,813. Pacific Gold did not have working capital at March 31, 2005.  Subsequent  to March 31, 2005 we acquired working  capital through the issuance of discounted  convertible  debentures and the sale of equity  with  gross  total  proceeds  of  $3,519,708.  The terms were discussed in Note 4 to the accompanying financial statements.

         The remaining proceeds are expected to fund our planned operations for Nevada Rae and Oregon Gold for approximately 6 months and to the extent there are available funds for use for Pacific Gold and Fernley Gold. We anticipate that we will need  additional  capital to  significantly  expand our  currently  planned operations and to pursue the prospects that our other  subsidiaries  hold and to acquire  additional prospects.  We will require additional capital to complete the Black Rock Canyon mine and enter full production, without additional capital, production may have to be scaled back, reduced or halted.  At this time, we have no arrangements for additional capital

New Accounting Pronouncements

         Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries' operating results, financial position, or cash flow.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Changes in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting were that we hired a Chief Financial Officer whose responsibilities are for the accounting and financial management of the Company.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

During the period July 1, 2005 to September 30, 2005 we issued 3,400,000 shares of common stock in relation to the Convertible Debentures. The shares were issued at $0.30 per share for a total of $1,020,000. The issuance was made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to one investment fund, who certified to the Registrant that they were an accredited investor and that they had the ability to assess an investment in the Registrant.

On August 18, 2005, the Registrant issued 150,000 shares of common stock valued at $45,000 in exchange for mining claims. The issuance was made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to one investor, who certified to the Registrant that they were an accredited investor and that they had the ability to assess an investment in the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

10.1

Material Agreement to acquire Project W **

10.2

Employment Agreement for Jackie Glazer ***

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

Filed herewith

**

Incorporated by reference from Form 8-K filed August 22, 2005

***

Incorporated by reference from Form 8-K filed July 27, 2005

b.  Reports on Form 8-K

On July 26, 2005 the Company filed a current report on Form 8-K reporting the appointment of Ms. Jacquelyn Glazer as the Chief Financial Officer of the Company.

On August 22, 2005 the Company filed a current report on Form 8-K reporting the acquisition of Project W from Platoro West LLC.

On September 13, 2005 the Company filed a current report on Form 8-K reporting a change in auditors from Malone & Bailey to Mantyla McReynolds.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   PACIFIC GOLD CORP.

By  /s/  Robert Landau

Robert Landau, Chief Executive Officer

Date:  November 17, 2005