Form 10KSB
period 2005-12-31
PACIFIC GOLD CORP
filed 2006-03-28
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, $.001 par value, 200,000,000 shares authorized

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  {X}  No {   }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.   {X}

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 15, 2006, the aggregate market price of the voting stock held by non-affiliates was approximately $9,034,848.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2006, the Company had outstanding 48,193,848 shares of its common stock, par value $0.001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold and tungsten mineral deposits.  The main objective is to explore, identify, and develop commercially viable mineral deposits on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold and tungsten, such as platinum and silver, which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any revenues.

Pacific Gold Corp. currently owns 100% of four operating subsidiaries; Nevada Rae Gold, Inc., Oregon Gold, Inc., Pilot Mountain Resources Inc., and Fernley Gold, Inc. in which it holds various prospects in Nevada and Oregon.  The company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold, tungsten and other mineral deposit potential.

Gold Orientation

Throughout history gold has been a desired metal for monetary purposes and for jewelry.  These uses continue today and are expected to be uses of the metal well into the future.  Because there is an active market for the metal, and consistent demand and use, we believe that if we find a viable mineralization, we will be able to sell any gold we produce with little difficulty.  Of course, there is no assurance that we will find any mineralization or one that is commercially viable.  Fundamentally, whether or not a mineralization is viable depends on the cost of production versus the price at which we can dispose of the metal.  We believe that alluvial and placer deposits are less expensive to operate to produce saleable product.  We also believe that the required filings and permits are easier to obtain for these kinds of prospects than for underground mines.  Based on the current estimates of operating costs and the current price of gold in the global market, we believe these kinds of prospects can be operated profitably if there is a sufficient percentage of the mineralization in a particular prospect to be commercially viable.

We have obtained and in the future will seek prospects in areas where there have been previous mining operations.  We believe that this gives some indication that there may be mineral deposits within our prospects to justify the cost of staking, maintenance and exploration.

Tungsten Orientation

The word tungsten means “heavy stone” in Swedish. Tungsten is a grayish-white lustrous metal which exhibits many important physical properties including a high melting point and density, as well as good thermal and electrical conductivity, a low coefficient of expansion, excellent corrosion resistance, and exceptional strength at elevated temperatures.

Tungsten is an important strategic metal for which there is no known substitute. Tungsten is valued as the extremely hard carbide used in cutting and wear-resistant components, and as the metal or alloy for lamp and lighting filaments and electrodes, electrical and electronic contact surfaces, heat and radiation shielding in high temperature furnaces and x-ray equipment, and electrodes in certain welding methods.

Tungsten is an essential commodity and offers versatility in many everyday uses such as: light bulbs, television sets, microwave ovens, other electrical consumer products; metal cutting tools, drill bits, mining tools, military tools; and wear-resistance parts for industries such as automotive and construction.

Nevada Rae Gold, Inc.

The prospects held by Nevada Rae are located among the Crescent Valley placer deposits, in the bullion mining district of Lander County, Nevada.  They are about two miles from the town of Crescent Valley, and some 50 miles west of Elko, Nevada.  The area is about 175 miles northeast of Reno, Nevada.

The area is accessible by an all-weather asphalt road and about 19 miles from Interstate 80.  The property where the prospects are has an all weather gravel road established in the 1970’s for prior mining operations of barite.  The prospects also have access to electricity and water sufficient for exploration, development and later extractive and milling activities if warranted and undertaken.

The climate is typically hot and semi-arid with temperatures rising to above 100 degrees Fahrenheit in the summer to below freezing in the winter.  Freezing temperatures are only sporadically encountered in the winter months of December and January and are not likely to have serious affect on operations.  Precipitation is minimal and offers little or no operational problems.

The nearby towns appear to have a supply of skilled workers familiar with earthmoving equipment and alluvial mining experience.  Equipment also appears to be available for purchase or lease.  In the vicinity there is state supplied electricity and water can be obtained from wells at approximately 560 feet.  We have acquired 100% of two existing wells in the area which can supply ample amounts of water for the operation as we intend to employ re-circulation methodologies.  We also have acquired 13.67 acres of fee land available adjacent to the wells which can accommodate the mill, tailings ponds, workshop and on-site office.  The wells and adjacent land are approximately three miles from the prospect acreage.  This land and the two wells have been formally analyzed and tested by the State of Nevada and Chemrox Technologies, an environmental specialist firm that the company hired to provide it with professional services in due diligence, mine planning, groundwater modeling, water restoration, environmental permitting, and reclamation, and are determined to be in excellent condition, free of any contaminants. The tests also confirmed that the certified capacity of each well exceeds the output rates required by Nevada Rae to successfully operate its proposed processing plant.

Production History

Gold mineralization was first discovered in 1907 in the Crescent Valley area, and thereafter intermittent work was carried out up to World War II.  In the 1930s an exploration program was carried out with a number of shafts sunk in the Mud Springs Gulch area.  These studies identified quantities of gold mineralization situated close to the bedrock at the bottom of the alluvial areas.  In the late 1970s there was barite mining and milling in the area using open pits.  In the mid-1980s the barite mining operations were purchased and modified and there was some recovery of gold mineralization during the later 1980’s and 1990’s at low extractive rates.

History of Mining

Most of the historical work was carried out over a 3-4 mile section in Mud Springs Gulch, but there are older exploration pits throughout the company’s prospects. There appear to be about thirty exploration shafts sunk through the gravels to bedrock.  This work was conducted in the 1930’s, but there are no detailed results available.  Little work was done in the Black Rock Canyon during the historical period.

In 1978, Major Barite Inc. implemented an operation to mine and process barite from several small, open pits within the project area.  In 1982 the barite market collapsed, and the company turned its attention to placer gold exploration and development.  There was a program of bulk sampling in the drainages for gold.  Trenches and pits were dug and processed from locations in Black Rock Canyon, Mud Springs Gulch, Tub Springs Gulch and Rosebud Gulch.  A widespread occurrence of placer gold was discovered, but Major Barite Inc. ceased operations in 1984.  In 1984, the area was taken over by Mr. John Uhalde who continued to explore and develop the placer gold resources in the project until his death in 2001.  Mr. Uhalde operated his placer mine under a small miners permit.

The prospects are located within the Battle Mountain – Crescent Valley Gold Trend in Lander County, Nevada.  In the area are current mining operations of the Placer Dome and Kennecott companies.

Local Geology

The prospects are located among the easterly alluvial deposits of the Shoshone Mountain range and merge with the sediments of Crescent Valley.  It is posited that this area is the remains of a large, ancient lakebed.  The project consists of three main drainages: Black Rock Canyon, Mud Springs Gulch and Tub Springs Gulch.  The alluvial deposits are typically 100 to 300 feet wide and with depths of up to 90 feet, but the alluvial – sedimentary material can reach thicknesses in excess of 500 feet thick in areas.  The thickness of the gravels is judged to become progressively greater as one moves eastwards from the mountains.  It is estimated that the gravels are between 16 and 90 feet below the surface with an average thickness of about 30 feet.  The gravels are typically dry and light brown pebble and occasionally boulder gravels.  Oversized material is rare.  Compositionally, the coarse material is mainly rounded cherts and metavolcanics with occasional weathered and variable granodiorite.  The uppermost layers, generally running about 6 to 8 feet in depth, will have to be removed to access the gravels likely to have the mineral deposits sought.  It is believed that the gravels will have little clay and will present few processing problems.

There is no information on the vertical distribution of gold mineralization within the gravels.  Through historical records from shaft-sinking suggests that the gravel becomes courser with depth, coinciding with an increase in the percentage of oversize boulders.  It is believed that the best gold mineralization levels are obtained at the bedrock interface.

Prospects

Nevada Rae has staked prospects covering approximately 920 acres of the alluvial deposits among the Crescent Valley deposits mentioned above.  In addition, it leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003.  The lease covers acreage in Section 9, Township 29 North, Range 47 East, Mount Diablo Meridian, Bullion Mining District, Lander County, Nevada.  Under the lease, it has the right to the gold, silver, platinum, palladium and other precious and base metals within the placers and gravels of the leased premises, with exclusive right to prospect and explore for, mine by open pit methods, mill, prepare for market, store, sell and dispose of the same and use, occupy and disturb so much of the surface as Pacific Gold determines useful, desirable or convenient.  The lease term is ten years, renewable for an additional ten years.

Nevada Rae must pay an advance rental of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance rental is $20,000 per year.  If the lease is renewed, the annual advance rental is $20,000.  The advance rental is credited to and recoverable from the production rental amounts.

Nevada Rae will be obligated to pay a production royalty of four percent of the net smelter royalty (net ore value processed, less production costs, excluding general administration costs) or $0.50 per yard of material processed, whichever is greater.

The lease is terminable upon notice of default by lessor after a 30-day period in which cure must commence or be completed if capable of completion in such period.  Nevada Rae may terminate on 30 days advance notice.

Proposed Operations

In early March 2004, Nevada Rae submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NSDEP). The Plan of Operations was submitted on behalf of the company by Chemrox Technologies.  In January 2005 the company received approval for its Plan of Operations conditional on posting a surety bond with the BLM which was posted in April 2005.  The company began implementation of the Plan of Operations.  The property is now referred to as the Black Rock Canyon Mine.

In connection with the Black Rock Canyon Mine, an application for a Water Pollution and Control Permit was filed and approved by the Nevada Department of Environmental Protection.  The permit addresses the hydrology, soil, sediment, vegetation, fluid sources, water usage and consumption, fluids handling, diversion, storage and safety precautions, and stabilization and management controls, among other items.

During mid and later 2005, Nevada Rae built a milling facility and office and other building facilities so that it would be in a position to commence testing the plant in early 2006 and production thereafter.  The buildings are near the final stages of construction and house a mill screen plant, gold room, staff area, and offices.  Additionally, the first block of gravels has been stripped and prepared for excavation.  To date, approximately 5,000 yards of gravels have been stockpiled for pre-production testing of the plant, with plans to move into full-production as soon thereafter as practicable.

In general, the operations will require the excavation of the gravel within the prospect.  Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation.  The mineralization bearing gravel will be dug with an excavator until bedrock is reached, and material will be hauled via 40 ton haul trucks to the mill site.  The trucks will dump directly into the screening plant and then reload with material in order to complete reclamation work.  The concentrate mill area will be about three miles away from the mine site.  The mill site will be equipped with two functioning wells for process water and will be connected to the power grid.  The mill and power screening unit will be set up on the private, fee land owned by the company.

The mill will consist of a vibrating grizzly feed hopper and vibrating screen plant to remove the ¼ inch and larger materials and to wash the gravel before it passes into the centrifugal bowls for gold recovery.  Tailing ponds will be established to recirculate water and tailings will be returned to the cut once stacked and dried.  No chemicals will be used in the operations.  Clean up of concentrates will be done with a smaller centrifugal bowl and shaking table and gold flakes, particles and dust will be dried and weighed before being shipped to the refinery.

Oregon Gold, Inc.

Oregon Gold has a number of prospects in the Siskiyou National Forest, in Josephine County Oregon.  These prospects cover approximately 280 acres of placer deposits in one area and another 37 acres in a second, almost contiguous area.  The property is accessible from a gravel road that connects with a local paved road.  Maintenance of the gravel road is moderate.  In some places a stream must be forded for access.  Generally, there is ample water from the perennial stream bordering the prospects available for exploratory and later implementation of the business plan.  Water use is subject to meeting permitting requirements.  Power will be available through generators brought to and operated onsite.

Oregon Gold currently owns the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.

In June of 2005 the Company conducted a testing program on the Bear Bench claims. The testing confirmed gold presence and indicates future testing is warranted. Currently the Company is focusing on its operations in Nevada at the Black Rock Canyon Mine and plans to return for more work at Defiance Mine and Bear Bench in 2007.

In 2005, Pacific Gold Corp. completed a merger between Grants Pass Gold, Inc. and Oregon Gold, Inc. with Oregon Gold being the surviving entity. The Company undertook this exercise in order to consolidate its operations in the region.

Fernley Gold, Inc.

Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy.  The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80.  The area known for placer gold, and commonly referred to as the Olinghouse Placers, has a rich mining history.

Fernley Gold leased 640 acres including 35 claims, and the exclusive right to mine for placer, lode and other minerals and metals.  The lease includes two water wells and water rights.  The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms.  Fernley Gold made a one-time payment of $10,000 to acquire the lease, followed by two quarterly payments of $500, and currently makes payments of $1,000 each month.  The monthly payments are applied towards the royalty fees that will become due to the Lessor.  According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smelter expenses, when the price of spot gold is below $400 per ounce on the world market.  When gold is above the $400 threshold, the Company will pay a 10% royalty.

Fernley Gold received approval for additional sampling and testing, as outlined in its Plan of Operations submitted in the second quarter.  Fernley Gold is current under the terms of our lease.

During 2006, Fernley Gold anticipates additional sampling and testing, followed by submission of its Plan of Operations.

Pilot Mountain Resources Inc.

In August 2005, Pacific Gold Corp. established a new subsidiary called Pilot Mountain Resources Inc. Pilot Mountains acquired Project W.  Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area, and there are known mineral resources within the claim area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles south-east of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

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

Overview

Project W is primarily a tungsten project located in Mineral County, Nevada.  Elevated tungsten values occur throughout this area, and there are known mineral resources within the claim area.  The claims are located at an average elevation of 6,500 feet.

The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails.  Mina is 168 miles southeast of Reno on Route 95.

The company has rights to claims within the project covering approximately 600 acres.  In connection with its acquisition of the claims, Pacific Gold and Pilot Mountain are required to pay the transferor, Platoro West Incorporated, 150,000 shares of restricted stock and a 2% gross royalty on all mineral sales from the project.  Upon completion of a feasibility study, title to the claims will be transferred to Pilot Mountain.  Platoro will be reimbursed the yearly claim fees until transfer of the claims to Pilot Mountain.

History

Project W encompasses three distinct occurrences of tungsten mineralization – Desert Scheelite, Gunmetal and Garnet.  During the 1970's and early 1980's, diamond drilling conducted by both the Duval Corporation and Union Carbide Corporation resulted in these three principal areas being delineated.  Reports addressing the occurrences of tungsten mineralization and estimates of resources of Project W have been written by personnel of Duval Corporation, Union Carbide Corporation and independent consultants including Kaiser Engineers, Inc. and David S. Robertson and Associates.  Pilot Mountain Resources Inc. has access to these reports through its agreement with Platoro West Incorporated.

In 1981, the project was the subject of a feasibility study undertaken by Kaiser Engineers Inc.  While the study concluded that a combination of open-pit and underground mining would return an acceptable profit, the tungsten market collapsed shortly thereafter and the project remained idle until the demise of the Metals and Mining Division of Union Carbide during the late 1980's.

Geology

The tungsten ore occurs principally in the form of the mineral scheelite within garnetiferous tactites adjacent to contacts of quartz monzonite and granodiorite intrusions.  The tactites are genetically related to the intrusives and are products of metasomatically altered carbonate rocks of the upper Luning Formation which locally contain potentially important amounts of sphalerite, chalcopyrite, molybdenite and argentiferous galena.

Project W is composed essentially of layered rocks of the Permian to Lower Jurassic ages which have a combined maximum thickness of over 20,000 feet.  The oldest unit exposed on the property is the Mina Formation which consists principally of chert, sandy argillite and a number of tuffaceous units which are exposed as high, jagged cliffs to the south of the Desert Scheelite tungsten occurrence across a prominent fault scarp.  The Mina Formation is overlain by the Luning Formation, the host unit for the tungsten mineralization on the property.  The Luning Formation is made up of three, equally thick members with a collective thickness of approximately 8,000 feet.  The upper member consists predominantly of limestone and to a much lesser extent, fine grained clastic sediments. The middle member is composed of a uniform sequence of conglomerates, quartzites and mudstones and the lower member consists of carbonate and clastic sediments.  Most of the known tungsten occurrences and deposits on the property are confined to the upper member of the Luning Formation.

The tactites, metasomatic replacement bodies which host the tungsten occurrences on the property, are stratigraphically controlled and generally are proximal to quartz monzonite and/or granodiorite intrusives.  Two groups of tactites are recognized: a dark-colored, iron-rich, brown garnet group, which hosts most of the tungsten mineralization, and a light-colored, low-iron group which contains tan-colored garnets.  The tactites generally occur in a number of parallel horizons.  Scheelite is the only significant tungsten-bearing mineral on the property.  It is yellow in color and can contain minor amounts of molybdenum.

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

ITEM 2. DESCRIPTION OF PROPERTY

Pacific Gold Corp.

The head office of Pacific Gold is located at 477 Richmond Street West Suite 508, Toronto Ontario, M5V 3E7.  The Company currently has a one-year lease that expires on January 15th, 2007.  Pacific Gold pays $2,800 Canadian dollars per month in rent.

Nevada Rae Gold, Inc.

Nevada Rae Gold, Inc. has staked 46 placer prospects covering approximately 920 acres in Lander County, Nevada. The Company also owns 13.67 acres of land in Lander County, Nevada.

In addition, it leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. Nevada Rae must pay an advance rental of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance rental is $20,000 per year.  If the lease is renewed, the annual advance rental is $20,000.  The advance rental is credited to and recoverable from the production rental amounts.

In July 2005, Nevada Rae Gold entered into a one-year lease agreement with Chap Enterprises LLC for a residential property in Elko, Nevada for the use of its engineers when traveling.  The Company pays $700 per month and placed a $500 security deposit with the landlord.

Oregon Gold, Inc.

Oregon Gold, Inc. has 14 placer claims covering approximately 280 acres in Josephine County, Oregon. Oregon Gold also owns the Defiance Mine, a fully permitted, operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size.

Fernley Gold, Inc.

Fernley Gold leased 640 acres including 35 claims, and the exclusive right to mine for placer, lode and other minerals and metals, located 34 miles east of Reno, Nevada.  The lease includes two water wells and water rights.  The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms.  Fernley Gold made a one-time payment of $10,000 to acquire the lease, followed by two quarterly payments of $500, and currently makes payments of $1,000 each month.  The monthly payments are applied towards the royalty fees that will become due to the Lessor.  According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smelter expenses, when the price of spot gold is below $400 per ounce on the world market.  When gold is above the $400 threshold, the Company will pay a 10% royalty.

Pilot Mountain Resources, Inc.

The company has rights to claims within the project covering approximately 600 acres.  In connection with its acquisition of the claims, Pacific Gold and Pilot Mountain are required to pay the transferor, Platoro West Incorporated, 150,000 shares of restricted stock and a 2% gross royalty on all mineral sales from the project.  Upon completion of a feasibility study, title to the claims will be transferred to Pilot Mountain.  Platoro will be reimbursed the yearly claim fees until transfer of the claims to Pilot Mountain.

Employees

Pacific Gold has seven employees who are the executive officers, mining engineers and internal financial persons and Nevada Rae Gold has 12 employees, who are mostly heavy equipment operators, mill hands and mechanics. We expect to hire geological experts, engineers and other operations consultants and independent contractors and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

ITEM 3. LEGAL PROCEEDINGS

Oregon Gold, Inc. has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Grants Pass Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses. The pre-trial date has been set for August 1, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Performance Equity Plan which provides for the issuance under awards of 10,000,000 shares of common stock.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is traded in the over-the-counter market and quoted on the OTC BB under the symbol "PCFG" and quoted in the pink sheets published by the National Quotations Bureau.

Our common shares are designated as “penny stock”.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

QUARTER ENDED	HIGH	LOW

December 31, 2005	$0.44	$0.24
September 30, 2005	.37	.27
June 30, 2005	1.80	.33
March 31, 2005	2.10	.30
December 31, 2004	.50	.30
September 30, 2004	.59	.26
June 30, 2004	1.34	.25
March 31, 2004	.77	.11
December 31, 2003	1.23	.20
September 30, 2003	1.15	.51
June 30, 2003	1.50	.51
March 31, 2003	1.01	.05

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

As of Jan 6, 2006 we have 42 shareholders of record of our common stock and believe that there are over 2,900 additional beneficial holders of our common stock who hold through brokerage and similar accounts.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 4,800,000 shares of common stock at a conversion price of $0.30 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

Equity Compensation Plan Information

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted average exercise price of outstanding warrants, options and rights.	Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	2002 Equity Performance Plan	1,613,157	$0.30	1,386,843
	2006 Equity Performance Plan	10,000,000	N/A	10,000,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A	N/A
Totals:		10,153,510	$0.30	10,103,510

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

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and (vi) a very competitive and rapidly changing operating environment.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2005.

Operating expenses for the year ended December 31, 2005 totaled $1,975,358.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $794,262 for the year.  Equipment operating costs, tools and materials of $214,252 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $231,044 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $91,907.  Advertising and public relations expenses totaled $171,829.  Interest expense totaled $3,025,901 for the year; of this amount, $2,870,358 was a non-cash expense that included amounts for accelerated interest and interest on the Series A and B Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Operating expenses for the year ended December 31, 2004 totaled $848,698.  Legal and professional fees of $177,311 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, field work and site visits of $159,419. Mineral rights expenses were $11,240. The remaining expenses relate to advertising, office, general and administrative and stock transfer agent fees.

Liquidity and Capital Resources:

Since inception to December 31, 2005, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At December 31, 2005, we have unsecured loans from a shareholder in an aggregate amount of $1,612,156 including accrued interest. The notes bear interest at the rate of 10% and are due on June 30, 2007.

As of December 31, 2005, our assets totaled $3,814,729, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $2,661,472 which primarily consisted of notes payable and accrued interest to a shareholder of $1,612,156, accounts payable of $638,959 and convertible debt of $410,357. We had an accumulated deficit of $6,306,262. Pacific Gold had working capital of $21,535 at December 31, 2005.

On April 7, 2005, the Company sold $4,000,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $2,900,000 after deduction for the interest discount.  The Company paid approximately $252,000 in commissions and expenses. The Debentures are due on April 7, 2008 and bear interest at a rate of 9% The Debentures and Warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to foreign institutional, accredited investors.

In May 2005 the Company sold 2,000,000 shares of common stock under prospectus for gross proceeds of $600,000.

On December 13, 2005, the Company sold $1,500,000 in an aggregate principal amount of discounted convertible Debentures and Warrants to purchase common stock for aggregate proceeds of $1,089,000. The Company paid approximately $111,000 in commissions and expenses.  The Debentures are due on December 13, 2007 and bear interest at a rate of 10%. The Debentures and Warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to foreign institutional, accredited investors.

We have sufficient working capital for at least the next 12 months and to begin production at the Black Rock Canyon mine in Nevada. We may require additional capital in order to begin operations at additional mine sites in the future. In addition, we may require funds for additional acquisitions, and will require funds for exploration and development of additionally acquired prospects.

New Accounting Pronouncements

Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pacific Gold’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Report of Mantyla McReynolds LLC - Independent Registered Public Accounting Firm

F-2

Report of Malone & Bailey LLC

F-3

Balance Sheet for the year ended December 31, 2005

F-4

Statements of Operations for the years ended December 31,

2005 and December 31, 2004

F-5

Statements of Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004

F-6

Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004

F-7

Notes to Financial Statements

F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Gold Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp. as of December 31, 2005 and the results of operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

January 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Gold Corp.

Toronto, Ontario, Canada

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows for Pacific Gold Corp. for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of Pacific Gold’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Pacific Gold’s consolidated operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

Malone & Bailey, PC

Houston, Texas

www.malone-bailey.com

March 23, 2005

PACIFIC GOLD CORP.

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current Assets:
Cash	$561,129
Restricted Cash-Note 9	80,885
Accounts Receivable, net-Note 1	58,327
Total Current Assets	700,341

Property and Equipment:-Note 2
Proved Development
Acquisition and Development Costs	306,154
Less: Accumulated Depletion	(398)
Probable Undeveloped	10,000
Equipment	2,188,123
Less: Accumulated Depreciation	(228,092)
Building	460,228
Less: Accumulated Depreciation	(15,202)
Water Rights and Wells	90,000
Land	13,670
Total Property and Equipment, net	2,824,483

Other Assets:
Deposits	289,904
Total Other Assets	289,904
TOTAL ASSETS	$3,814,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$638,959
Accrued Interest	39,847
Notes Payable - Shareholder-Note 3	1,572,309
Total Current Liabilities	2,251,115

Long Term Liabilities:
Convertible Debenture-Note 5	410,357

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 200,000,000 shares
authorized, 33,643,849 shares issued and outstanding	33,644
Additional Paid-in Capital	7,425,875
Retained Deficit	(6,306,262)
Total Stockholders' Equity	1,153,257
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,814,729

See accompanying summary of accounting policies and notes to financial statements.

PACIFIC GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenue:
Revenue - Mineral Sales	$-	$61,560
Production Costs	-	104,996

Gross Margin	-	(43,436)

Operating Expenses:
Mineral Rights Expense	16,450	11,240
General and Administrative	1,727,389	808,136
Depreciation & Depletion	231,519	29,322
Total Operating Expenses	1,975,358	848,698

Net Loss from Operations	(1,975,358)	(892,134)

Other Income and Expenses:

Gain/(Loss) on Sale of Assets	(5,544)	902
Interest Income	4,153	-
Other Income	8,070	-
Interest Expense	(3,025,901)	(102,815)
Asset Write Down	(21,583)	-
Total Other Income/Expenses	(3,040,804)	(101,913)

Loss before income taxes	(5,016,162)	(994,047)
Provision for income taxes-Note 4	-	-

Net Loss	$(5,016,162)	$(994,047)

Basic and Diluted Loss per Share	$(0.17)	$(0.05)

Weighted Average Shares Outstanding:
Basic and Diluted	28,687,715	21,822,798

See accompanying summary of accounting policies and notes to financial statements.

PACIFIC GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	21,800,000	$21,800	$49,200	$(296,055)	$(225,055)
Issuance of common	50,000	50	15,950	-	16,000
stock for services
Issuance of common	38,167	38	11,412	-	11,450
stock for cash
Stock option expense	-	-	2,156	-	2,156
Net loss		-	-	(994,047)	(994,047)
Balance, December 31, 2004	21,888,167	21,888	78,718	(1,290,100)	(1,189,494)
Issuance of common
stock for cash	2,000,000	2,000	598,000		600,000
Stock option expense	-	-	-		-
Issuance of convertible note
Series A			2,666,086		2,666,086
Conversion of note payable	8,200,000	8,200	2,451,800		2,460,000
Issuance of common
stock for services	1,555,682	1,556	542,281		543,837
Issuance of convertible note
Series B			1,088,990		1,088,990
Net loss year-to-date				(5,016,162)	(5,016,162)

Balance, December 31, 2005	33,643,849	$33,644	$7,425,875	$(6,306,262)	$1,153,257

See accompanying summary of accounting policies and notes to financial statements.

PACIFIC GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(5,016,162)	$(994,047)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	231,549	29,322
Non-cash portion of interest paid on convertible debt	2,870,358	-
(Gain)/Loss on Sale of Equipment	5,544	(902)
Write-down of Equipment	21,583	-
Impairment of Organization Costs	-	980
Common Stock Issued for Services	153,470	16,000
Stock Option Expense	-	2,156
Changes in:
Accounts Receivable	(58,327)	-
Prepaid Expenses	3,000	(3,000)
Deposits	(289,904)	-
Accounts Payable	516,096	91,920
Accrued Interest	(69,131)	102,821
NET CASH (USED) BY OPERATING ACTIVITIES	(1,631,924)	(754,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(2,100,209)	(289,299)
Proceeds from Sale of Equipment	85,802	20,500
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,014,407)	(268,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	(70,000)	(111,000)
Proceeds from Convertible Debt	3,755,076	-
Proceeds from Stockholder Notes	-	1,239,124
Payments on Stockholder Notes	(2,706)	(123,507)
Proceeds from Sale of Common Stock	600,000	11,450
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	4,282,370	1,016,067

NET CHANGE IN CASH AND CASH EQUIVALENTS	636,039	(7,482)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,975	13,457

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$642,014	$5,975

Cash paid during the year for:
Interest	155,544	102,815
Income Taxes	-	-

Non-cash financing and investing activities:
Shares issued for capitalized labor	$390,367	$-
Purchase of equipment, water rights and land through notes payable to the sellers	-	181,000
Purchase of equipment from shareholder through notes payable	-	157,006
Conversion of Notes Payable	2,460,000	-

See accompanying summary of accounting policies and notes to financial statements.

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp.  Pacific Gold is engaged in the identification, acquisition, exploration and mining of prospects believed to have gold mineralization.  Pacific Gold through its subsidiaries currently owns claims, property and leases in Oregon and Nevada. Its Defiance Mine property in Oregon began producing gold in commercial quantities in mid-2004.

The accompanying consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Oregon Gold, Inc., Nevada Rae Gold, Inc., Fernley Gold, Inc. and Pilot Mountain Resources, Inc. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has cash in excess of FDIC federally insured limits in the amount of $488,830 as of December 31, 2005.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it ships gold to the refinery.

Accounts Receivable/Bad Debt.   The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2005, there was no allowance for bad debts.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was no inventory as of December 31, 2005.

Property and Equipment. Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 2 to 10 years.

Impairment of Long-Lived Assets.  Pacific Gold reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Pacific Gold assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less that the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Capitalized development costs and production facilities are depleted using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed.  Depletion expense increased in 2005 to $398 from $238 in 2004.  The increase in depletion was due to an $80,958 increase in acquisition costs.  There has been no change to the estimate of proven and probable reserves.  Lease development costs for non-producing properties are amortized over their remaining lease term if limited.  Maintenance and repairs are charged to expense as incurred.

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

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2005 the Company had 17,679,166 potentially dilutive common stock equivalents.

Stock based compensation. Pacific Gold adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Pacific Gold applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Pacific Gold’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided.   There were 212,500 options and 7,333,333 warrants issued as of December 31, 2005.  There were 50,000 options and no warrants granted as of December 31, 2004.  The following table illustrates the effect on net loss and net loss per share if Pacific Gold had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net loss as reported	$(5,016,162)	$(994,047)
Add: stock based compensation determined under intrinsic value-based method	-	2,156
Less: stock based compensation determined under fair value-based method	(62,518)	(14,134)
Pro forma net loss	$(5,078,680)	$(1,006,025)

Basic and diluted net loss per common share
As reported	$(0.17)	$(0.05)
Pro forma	$(0.18)	$(0.05)

The weighted average fair value of the stock options granted during 2005 and 2004 was $0.30 and $0.35 per share option, respectively.  Variables used in the Black-Scholes option-pricing model include (1) 1.50% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 146%, and (4) zero expected dividends.

Recently issued accounting pronouncements.  In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.”  SFAS 123 (R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments.  This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005.  For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005.  Management is still evaluating the impact of the adoption of SFAS 123 (R) on the Company’s financial statements.

In November 2004, FASB issued SFAS 151, “Inventory Costs.”  SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.”  SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.”  Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial statements.

Pacific Gold does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

In October 2003, Pacific Gold’s subsidiary Nevada Rae Gold, Inc. acquired its Crescent Valley mining claims in Lander County, Nevada.  Additional water rights and wells were acquired in March 2004 for $90,000 and 13.67 acres of land for $13,670.  Nevada Rae Gold resources fall on claims that are approximately 43% leased and 57% owned by Pacific Gold.

The Company has changed the estimated useful life of one of its fixed assets from 20 to 10 years.  The change was made to better reflect the likely period of future benefits to be derived from the asset.  The change will increase depreciation expense and decrease earnings by $3,812.54 annually.

During 2005 Pacific Gold acquired vehicles, gold processing plant equipment, a building and various other fixed assets to prepare the Black Rock Canyon site for production totaling $2,274,886.  Major assets purchased include the following:

Building	$460,228
Earth Moving Equipment	852,702
Processing equipment	661,158
Other Assets	300,798
Total	$2,274,886

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

In May 2004, Pacific Gold acquired a leasehold interest in the Butcher Boy property in Nevada through its wholly-owned subsidiary, Fernley Gold, Inc.  The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms.  Fernley Gold made a one-time payment of $10,000 to acquire the lease. Additionally Fernley is required to make monthly lease payments of $1,000. The lease calls for gross royalties on gold production of 6% if the price of gold is below $400 per ounce and 10% if the price of gold is above $400 per ounce.

NOTE 3 – SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,572,309 to a shareholder as of December 31, 2005. The amount due is represented by three notes, with interest at 10%, and principal and interest is due on June 30, 2005. At December 31, 2005, accrued interest on the note totaled $39,847.  On March 14, 2006 the notes were consolidated to one note payable and the due date was extended to June 30, 2007.

NOTE 4 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During 2005 and 2004, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $5,423,410 at December 31, 2005, and will expire in the years 2012 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets	Balance	Tax	Rate
Net operating losses	$5,423,410	$1,843,959	34%
Less: valuation allowance		(1,843,959)

Net deferred tax asset		$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carryforwards. The valuation allowance has increased $1,413,854, from $430,105, as of December 31, 2004.

NOTE 5 - FINANCING

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

•

Warrants:  In connection with the financing, 3,333,333 warrants were issued with an exercise price of $2.125 per share and a 3-year life.  The exercise price was decreased to $.01 per share in December 2005.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Notes Payable

Face value – Series A	$4,000,000

Less: Relative fair value of:
Discount	(477,191)
Warrants	(1,755,910)
Beneficial conversion feature	(1,766,898)

Carrying amount of notes on April 7, 2005	$0

Amortization of discounts to December 31, 2005	768,333
Accelerated amortization of discounts to December 31, 2005	2,066,400
Adjustment for early conversion at December 31, 2005	(2,460,000)

Carrying amount of Series A notes at December 31, 2005	$374,733

In May 2005, Pacific Gold sold 2,000,000 shares of common stock at $0.30 per share for $600,000 net proceeds.

On December 13, 2005 Pacific Gold issued debentures with a face value of $1,500,000 with attached warrants for net proceeds of $1,089,000 after a discount of $300,000 and commissions of $111,000.  A description of the notes is as follows:

•

Maturity:  The notes mature on December 13, 2007.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Interest:  Interest is represented by the $189,394 discount.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $.30.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

•

Warrants:  In connection with the financing, 4,000,000 warrants were issued with an exercise price of $0.10 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Face value – Series B	$1,500,000

Less: Relative fair value of:
Discount	(189,394)
Warrants	(868,687)
Beneficial conversion feature	(441,919)

Carrying amount of notes on December 14, 2005	$0

Amortization of discounts to December 31, 2005	35,625

Carrying amount of Series B notes at December 31, 2005	$35,625

Note 6 – COMMON STOCK

In May 2005 Pacific Gold issued 2,000,000 shares for $600,000 cash.

In 2005 Pacific Gold issued 272,182 shares for services rendered to the Company. The shares were valued at $153,470.

In 2005 Pacific Gold issued 1,283,500 shares as payment for capitalized labor.  The shares were valued at $390,367.

At December 31, 2005 the debenture holders had converted $2,460,000 of the Series A note for 8,200,000 shares.

In 2004, Pacific Gold issued 50,000 shares valued at $16,000 to a consultant as compensation.

In 2004, Pacific Gold issued 38,167 shares for $11,450 cash.

NOTE 7 - STOCK OPTION PLAN

On December 29, 2005 Pacific Gold adopted the 2006 Equity Performance Plan (“the 2006 Plan”).  The 2006 Plan provides for the granting of up to 10,000,000 stock options to employees and consultants.  Pacific Gold has reserved 10,000.000 shares of common stock for issuance under the 2006 Plan. The Plan was approved by a majority of the stockholders on December 29, 2005.

In 2002 Pacific Gold adopted the 2002 Performance Equity Plan (“the 2002 Plan”).  The 2002 Plan provides for the granting of stock options to employees and consultants. Pacific Gold has reserved 3,000,000 shares of common stock for issuance under the 2002 Plan.

Options under both Plans may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors.  To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options and warrants is as follows:

	Options		Warrants
2005	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Granted	212,500	$0.30	7,333,333	$0.06
Exercised	0	0.00	0	0.00
Forfeited/expired	0	0.00	0	0.00
Outstanding at December 31	262,500	0.31	7,333,333	0.06
Exercisable	262,500	0.31	7,333,333	0.06

Weighted average fair value of options granted during year	$0.30
Weighted average fair value of shares issued under Stock Option Plan	$0.00

	Options		Warrants
2004	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Granted	50,000	$0.35	0	$0.00
Exercised	0	0.00	0	0.00
Forfeited/expired	0	0.00	0	0.00
Outstanding at December 31	50,000	0.35	0	0.00
Exercisable	50,000	0.35	0	0.00

Weighted average fair value of options granted during year	$0.35
Weighted average fair value of shares issued under Stock Option Plan	$0.00

NOTE 8 - OPERATING LEASES

Pacific Gold rents its offices under a lease expiring in January 2007, with monthly payments of $1,800 during 2005 and $2,400 during 2006.  Rent expense in 2005 and 2004 was $26,402 and $0, respectively; in 2004 the Company was provided office services without charge.  Such costs were immaterial to the financial statements and accordingly are not reflected herein.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2005:

Year ended	Total
December 31, 2006	$ 28,800
Totals	$ 28,800

NOTE 9 – FINANCING LEASES

During the year, the Company entered into a financing arrangement with Wells Fargo Equipment Finance Inc. (“WFEFI”) for the purchase of two passenger vehicles.  The loan is fully secured by a deposit with WFEFI that is invested in a low-risk portfolio. This account will be evaluated annually as the loan amount decreases, the restricted amount of the account will be reduced and cash released to Pacific Gold.

Payments on the lease are $2,338.45 per month and the agreement expires in July 2008.  The deposit with WFEFI is included in the restricted cash on the balance sheet.

NOTE 10 – MAJOR CUSTOMERS

In 2004, all gold sales were made to one refinery.  Many refineries are available with similar pricing and just one was chosen for convenience.  In 2005, Pacific Gold had no gold revenue.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to year-end the debenture holders (see Note 5) exercised 4,500,000 warrants for common stock and the Company received $225,000.  Subsequent to year-end the debenture holders converted $2,350,000 in convertible debt to 7,433,333 shares of common stock. As of March 14, 2006, $190,000 face value was outstanding of series A convertible debt and $500,000 face value was outstanding of series B convertible debt.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2005, Pacific Gold Corp. (the “Company”) dismissed Malone & Bailey, PC, as its independent certified public accountants.  The decision was approved by the Board of Directors of the Company.

The report of Malone & Bailey, PC, dated March 23, 2005, on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion.  During the Company’s fiscal year ended December 31, 2004 and any subsequent interim period preceding the termination, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey PC would have caused Malone & Bailey, PC to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

The Company requested that Malone & Bailey, PC furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the above statements in this Item 4.01(a).  A copy of the letter furnished by Malone & Bailey, PC in response to that request, dated September 12, 2005, was filed as Exhibit 16.1 to the Form 8-K reporting the change in accountants.

On September 8, 2005, Mantyla McReynolds LLC (“Mantyla”) was engaged as the Company’s new independent registered public accounting firm.  During the two most recent fiscal years and the interim period preceding the engagement of Mantyla, the Company has not consulted with Mantyla regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation  S-B.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of Pacific Gold Corp. and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITIONS

Robert Landau	34	Chief Executive Officer, President and Chairman
Mitchell Geisler	35	Chief Operating Officer, Treasurer and Secretary
Jacquelyn Glazer	32	Chief Financial Officer

Mr. Robert Landau has been the chief executive officer of the Company since April 2005. He has been the president and director of ZDG Investments Limited since May 1999. Mr. Landau's experience includes the founding and financing of development stage businesses. Previously, he was an Actuarial Consultant with a large multi-national consulting firm. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto in Toronto, Ontario, Canada

Mr. Mitchell Geisler was the president and chairman of the board from January 2001 to April 2005 when he became the chief operating officer upon the appointment of Mr. Landau as chief executive officer.  Mr. Geisler has been the treasurer and secretary of the company since October 2002.  Mr. Geisler has more than 15 years of experience in the hospitality and services industry.  From 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc.  Mr. Geisler is a graduate of Toronto’s York University in Toronto, and also studied at the University of Tel Aviv.  Mr. Geisler, until June 2003, was a director and president and treasurer of GL Energy and Exploration, Inc., a development stage company engaged in the mineral exploration business.  Mr. Geisler was also a director of Uranium Strategies, Inc.  Both these companies were mineral exploratory stage companies.

Ms. Jacquelyn Glazer was appointed the Chief Financial Officer of the Company in May 2005.  She is a member of the Chartered Accountants of Ontario and British Columbia and has previously held positions with consulting firms in the business risk, internal audit and corporate restructuring sectors.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2005, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2005, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

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

We have no audit committee financial expert. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

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

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company had an annual meeting in May 2005 and all of the Company directors were in attendance.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2005.

						LONG TERM COMPENSATION
						AWARDS

		ANNUAL COMPENSATION				RESTRICTED
					STOCK	UNDERLYING	ALL OTHER
NAME AND		SALARY (3)	BONUS	OTHER	AWARD (4)	OPTIONS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	(#)	($)

Rob Landau, CEO,	2005	$5,740	$0	$0	$196,000	75,000	$0
President & Director
Mitchell Geisler, COO &	2005	$45,011	$5,000	$0	$117,000	62,500	$0
Director (1)	2004	$36,000	$0	$0	$0	0	$0
	2003	$0	$0	$0	$0	0	$6,000 (2)
Jacquelyn Glazer, CFO	2005	$41,379	$0	$0	$25,000	62,500	$0

(1) There was no compensation for this officer for the fiscal year ended December 31, 2003.

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

(3)  Amounts noted are actual amounts paid in 2005.  Annual compensation, per employment agreements, is as follows:

Robert Landau	$96,000
Mitchell Geisler	$72,000
Jacquelyn Glazer	$76,000

(4) Amounts noted are total share amounts issued in 2005, including salary and bonus paid in shares. Annual bonus compensation paid in shares for 2005, was as follows:

Robert Landau	$150,000
Mitchell Geisler	$105,000
Jacquelyn Glazer	$25,000

Option/SAR Grants in Last Fiscal Year Individual Grants
Name	Number of Securities Underlying Options/SAR’s Granted	% of Total Options/SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date
Robert Landau, CEO	75,000	37.50%	$0.30	June 30, 2010
Mitch Geisler, COO	62,500	31.25%	$0.30	June 30, 2010
Jacquelyn Glazer, CFO	62,500	31.25%	$0.30	June 30, 2010

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

OTHER COMPENSATION ARRANGEMENTS

On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Performance Equity Plan authorizing up to 3,000,000 shares of common stock for structuring compensation arrangements and to provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards. We issued 1,353,157 shares under this plan during 2005.

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Performance Equity Plan which provides for the issuance under awards of 10,000,000 shares of common stock.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. No awards have been issued under the 2006 Performance Equity Plan.

Both plans are administered by the board of directors. The awards that may be granted include incentive and non-incentive options, stock appreciation rights, restricted stock, deferred stock and other stock based grants. The board of directors, at the time of an award determines the type of award, exercise price, vesting schedule and expiration date. The minimum exercise price under the plans is $0.02. Incentive options may be granted only to employees, otherwise, awards may be granted to officers, directors, employees, and consultants. The plan provides for acceleration of vesting of outstanding awards in the event of a non-approved acquisition of more than 50% of the combined voting power of the Company.

EMPLOYMENT AGREEMENTS

Each of the three executive officers of the Company has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms which include but are not limited to; base salaries, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months severance on termination of the employee. The agreements will be reviewed on an annual basis.

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

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	1,073,005 (3)	2.2%
Robert Landau (1)	17,025,983 (4)	35.3%
Jacquelyn Glazer (1)	158,633 (5)	0.3%
ZDG Holdings Inc. (2)	16,680,000	34.6%
All executive officers and
directors as a group (one person)	18,257,621	37.8%

______________

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

(1) The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 508, Toronto, Ontario, M5H 4E7.

(2) ZDG Holdings Inc.’s business address is 23 Sandfield Road, Toronto, Ontario, Canada, M3B 2B6.

(3) Includes 62,500 shares subject to currently exercisable options.

(4) Includes 75,000 shares subject to currently exercisable options.

(5) Includes 62,500 shares subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005, the Company received various loans totaling $1,612,156 including accrued interest from ZDG Investments Limited, which owns 5,000 shares and is related to ZDG Holdings Inc., in order fund the business operations. These unsecured promissory notes bear 10% simple interest and are due June 30, 2007.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

23.1

Consent of Mantyla McReynolds LLC (1)

23.2

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

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $4,765 for the fiscal year ended December 31, 2005 to Mantyla, McReynolds LLC, our independent accountants.

The Company paid audit and financial statement review fees totaling $5,490 for the fiscal year ended December 31, 2004 to Malone & Bailey, PC, as independent accountants. The Company paid financial statement review fees totaling $20,105 to Malone & Bailey, PC for the fiscal year ended December 31, 2005.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  PACIFIC GOLD CORP.

By /s/  Robert Landau

Robert Landau, President

(Chief Executive Officer)

Date

March 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Robert Landau

Chief Executive Officer and Director

March 27, 2006

Robert Landau

/s/ Mitchell Geisler

Secretary, Treasurer and Director

March 27, 2006

Mitchell Geisler

/s/ Jacquelyn Glazer

Chief Financial Officer

March 27, 2006

Jacquelyn Glazer