Form 10KSB/A
period 2005-12-31
PACIFIC GOLD CORP
filed 2006-03-30
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

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

Mantyla McReynolds

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

January 27, 2006, except for Notes 3 and 11, as to which the date is March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Malone & Bailey

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to year-end the debenture holders (see Note 5) exercised 6,000,000 warrants for common stock and the Company received $300,000.  Subsequent to year-end the debenture holders converted $2,540,000 in convertible debt to 8,466,667 shares of common stock. As of March 27, 2006, the series A convertible debt was fully retired and $500,000 face value was outstanding of series B convertible debt.

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

March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Robert Landau

Chief Executive Officer and Director

March 29, 2006

Robert Landau

/s/ Mitchell Geisler

Secretary, Treasurer and Director

March 29, 2006

Mitchell Geisler

/s/ Jacquelyn Glazer

Chief Financial Officer

March 29, 2006

Jacquelyn Glazer