Form 10QSB
period 2006-03-31
PACIFIC GOLD CORP
filed 2006-05-12
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

Commission File Number      000-32629

PACIFIC GOLD CORP.

 (Exact name of registrant as specified in charter)

NEVADA	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 ADELAIDE STREET WEST, STE 508, TORONTO, ONTARIO	M5H 4E7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                                                  (416) 214-1483

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒         No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2006, the Company had outstanding 53,011,164 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheet
March 31, 2006

ASSETS
Current Assets:
Cash	161,109
Restricted Cash	80,891
Total Current Assets	242,000

Property and Equipment:
Proved Development
Acquisition and Development Costs	309,154
Less: Accumulated Depletion	(398)
Probable Undeveloped	10,000
Equipment	2,305,321
Less: Accumulated Depreciation	(301,522)
Building	547,212
Less: Accumulated Depreciation	(41,693)
Water Rights and Wells	90,000
Land	13,670
Total Property and Equipment, net	2,931,744

Other Assets:
Deposits	94,401
Reclamation Bond	189,218
Total Other Assets	283,619
TOTAL ASSETS	$3,457,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$294,350
Accrued Interest	68,769
Notes Payable - Shareholder-Note 2	1,602,309
Total Current Liabilities	1,965,428

Long Term Liabilities:
Convertible Debenture-Note 3	74,375
Total Liabilities	2,039,803

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 200,000,000 shares
authorized, 49,493,838 shares issued and outstanding	49,494
Additional Paid-in Capital	10,676,025
Retained Deficit	(9,307,959)
Total Stockholders' Equity	1,417,560
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,457,363

Pacific Gold Corp.
Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2006	2005

Revenue:
Revenue - Mineral Sales	$-	$-
Production Costs	-	-
Gross Margin	-	-

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	572,615	44,042
Depreciation & Depletion	130,715	13,040
Total Operating Expenses	703,330	57,082

Net Loss from Operations	(703,330)	(57,082)

Other Income and Expenses:
Gain/(Loss) on Sale of Assets	(55,627)	(2,600)
Interest Income	47	-
Interest Expense	(2,242,787)	(40,762)
Total Other Income/Expenses	(2,298,367)	(43,362)

Loss before income taxes	(3,001,697)	(100,444)
Provision for income taxes	-	-

Net Loss	$(3,001,697)	$(100,444)

Basic and Diluted Loss per Share	$(0.07)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	42,818,043	21,889,178

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(3,001,697)	$(100,444)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	130,715	13,040
Non-cash portion of interest paid on convertible debt	2,204,018	-
(Gain)/Loss on Sale of Equipment	55,627	2,600
Common Stock Issued for Services	426,000	18,892
Changes in:
Accounts Receivable	58,327	-
Prepaid Expenses	-	3,000
Deposits	6,285	-
Accounts Payable	(344,609)	577
Accrued Interest	28,923	40,699
NET CASH (USED) BY OPERATING ACTIVITIES	(436,411)	(21,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property
and Equipment	(356,116)	(3,500)
Proceeds from Sale of Equipment	62,513	7,750
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(293,603)	4,250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Warrants	300,000	-
Proceeds from Stockholder Notes	30,000	13,311
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	330,000	13,311

NET CHANGE IN CASH AND CASH EQUIVALENTS	(400,014)	(4,075)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	642,014	5,975

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$242,000	$1,900

Pacific Gold Corp.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pacific Gold Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Security and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the form 10-KSB have been omitted.

NOTE 2 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,602,309 to a shareholder as of March 31, 2006. The amount due is represented by one note payable with interest at 10%, and principal and interest is due on June 30, 2007. At March 31, 2006, accrued interest on the note totaled $68,769.

NOTE 3 - FINANCING

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Notes Payable

Face value – Series A	$4,000,000

Less: Relative fair value of:
Discount	(477,191)
Warrants	(1,755,910)
Beneficial conversion feature	(1,766,898)

Carrying amount of notes on April 7, 2005	$-

Amortization of discounts to March 31, 2005	768,333
Accelerated amortization of discounts to March 31, 2006	3,231,667
Adjustment for early conversion at March 31, 2006	(4,000,000)

Carrying amount of Series A notes at March 31, 2006	$-

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Face value – Series B	$1,500,000

Less: Relative fair value of:
Discount	(189,394)
Warrants	(868,687)
Beneficial conversion feature	(441,919)

Carrying amount of notes on December 14, 2005	$-

Amortization of discounts to March 31, 2006	98,125
Accelerated amortization of discounts to March 31, 2006	976,250
Adjustment for early conversion at March 31, 2006	(1,000,000)

Carrying amount of Series B notes at March 31, 2006	$74,375

NOTE 4 – COMMON STOCK

During the quarter, the debenture holders exercised 6,000,000 warrants for common stock and the Company received $300,000.  At March 31, 2006 there were 1,333,333 warrants remaining to be exercised.  On April 25, 2006 Pacific Gold received $133,333 for the exercise of the remaining warrants.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to quarter-end the debenture holders (see Note 3) exercised 1,333,333, warrants for common stock and the Company received $133,333.

Subsequent to quarter-end the debenture holders converted $500,000 in convertible debt to 1,666,667 shares of common stock thereby retiring the balance of the Series B convertible debenture.

On April 12, 2006 Pacific Gold issued debentures with a face value of $6,100,000 with attached warrants for net proceeds of $3,507,500 after a discount of $2,287,500 and commissions of $305,000.  A description of the notes is as follows:

•

Maturity:  The notes mature on April 12, 2009.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Interest:  Interest is represented by the $2,287,500 discount.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $1.00.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

•

Warrants:  In connection with the financing, 6,100,000 warrants were issued with an exercise price of $0.30 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. Interest discounts will be amortized over the life of the notes, the fair value of the warrants will be expensed in the current quarter.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value of:
Discount	(2,287,500)

Carrying amount of notes on April 12, 2006	$3,812,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Introduction

Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold and tungsten mineralizations.  The main objective is to explore, identify, and develop commercially viable mineralizations on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold and tungsten, such as platinum and silver, which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any revenues.

Pacific Gold Corp. currently owns 100% of four operating subsidiaries; Nevada Rae Gold, Inc., Oregon Gold, Inc., Pilot Mountain Resources Inc., and Fernley Gold, Inc. in which it holds various prospects in Nevada and Oregon.  The company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold and tungsten mineralization potential.

Pacific Gold Corp.

Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization. The Company’s plan is to focus on alluvial deposits.  These prospects may also contain mineralization of metals often found with gold, such as platinum and silver.  The Company’s main objective is to explore, identify, and develop commercially viable gold mineralization on prospects over which it has rights that could produce revenues.  Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

Nevada Rae Gold, Inc.

In early March 2004, the Company submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NSDEP). Nevada Rae Gold received approval of its Plan of Operations during the first quarter of 2005.

During mid and later 2005, Nevada Rae built a milling facility and office and other building facilities. During the first quarter of 2006 we completed the screening plant and began testing the plant.  The buildings house a mill screen plant, gold room, staff area, and offices.  The first block of gravels has been stripped and prepared for excavation. To date, approximately 5,000 yards of gravels have been stockpiled for pre-production testing of the plant.

The operations require the excavation of the gravel deposit, screening and washing the gravels to recover the gold and then replacing the remaining gravels at the point of extraction.  Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation.  The mineralization bearing gravel will be dug with an excavator until bedrock is reached, and material will be hauled via 40 ton haul trucks to the mill site.  The trucks will dump directly into the screening plant and then reload with material in order to complete reclamation work.  The concentrate mill area is located approximately three to four miles away from the mine site.  The mill site is equipped with two functioning wells for process water and is connected to the power grid.  The mill and power screening unit are located on private, fee simple land owned by the company.

Oregon Gold, Inc.

Oregon Gold is engaged in the business of alluvial gold mineral exploration and mining in the State of Oregon.  The Company’s business objective is to complete the exploration and mineralization surveys on its Bear Bench project, which will include an examination of the deposit configuration and mineralization levels to determine the viability of the prospects.  Oregon Gold also owns the Defiance Mine, a fully permitted, operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size.

A sample drilling program at Oregon Gold’s project site, located in Josephine County, during May 2004, resulted in confirmation of gold mineralization.  The Company’s geological investigations indicated viable mineralization of gold and certain other minerals in the areas surveyed.  The Company has staked fourteen claims in the area.  The fourteen placer mining claims staked to-date are collectively known as the Bear Bench Claims, comprising almost 280 acres containing gold-bearing gravels.

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

Employees and Directors

Our directors and executive officers are as follows:

Name

Age

Position

Robert Landau

34

Chief Executive Officer and Chairman

Mitchell Geisler

35

Chief Operating Officer, Treasurer, Secretary and Director

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold for the quarter ended March 31, 2006.

Operating expenses for the quarter ended March 31, 2006 totaled $703,329.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $239,138 for the quarter.  Equipment operating costs, tools and materials of $113,804 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $67,545 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $45,043.  Advertising and public relations expenses totaled $15,148.  Interest expense totaled $2,242,787 for the quarter; of this amount, $2,204,018 was a non-cash expense that included amounts for accelerated interest and interest on the Series A and B Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended March 31, 2005 totaled $57,082. Primary expenses included labor of $36,928, depreciation of $13,040 and $40,762 in interest on notes payable.  The remaining expenses relate to equipment repairs and rental, general administrative and stock transfer agent fees.

Liquidity and Capital Resources

Since inception to March 31, 2006, we have funded our operations from the sale of securities and loans from a shareholder.  At March 31, 2006, we have unsecured loans from a shareholder in an aggregate amount of $1,671,078 including accrued interest. The note bears interest at the rate of 10% and is due on June 30, 2007.

As of March 31, 2006, our assets totaled $3,457,363, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $2,039,803, which were primarily the notes payable to shareholder of $1,671,078 including accrued interest.  We had shareholders’ equity of $1,417,560. Pacific Gold had no working capital at March 31, 2006.  Subsequent to March 31, 2006 we acquired working capital through the issuance of discounted convertible debentures and the sale of equity with gross total proceeds of $3,507,500.  The terms are discussed below.

On April 12, 2006, the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $3,812,500 after deduction for the interest discount.  The Company paid $305,000 in commissions and expenses. The principal and interest in the aggregate of $6,100,000 is due April 12, 2009.  The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $1.00 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion.  The warrants are exercisable at $0.30 per share until April 12, 2009.  The Debentures and Warrants were sold, and the common stock issuable on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to foreign institutional, accredited investors. In conjunction with the sale of the debentures we are preparing a registration statement on Form SB-2.

With the issuance of the above-referenced Debentures, we have sufficient working capital for at least the next 12 months and to begin production at the Black Rock Canyon mine in Nevada. We may require additional capital in order to begin operations at additional mine sites in the future. In addition, we may require funds for additional acquisitions, and will require funds for exploration and development of additionally acquired prospects.

New Accounting Pronouncements

Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

On April 12, 2006, the Registrant sold $6,100,000 face amount of convertible original discount debentures and 6,100,000 common stock purchase warrants for net proceeds after expenses of $3,507,500.  The issuance was made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to two foreign investors, both of which certified to the Registrant that they were accredited investors and that they had the ability to assess an investment in the Registrant.

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

**

Incorporated by reference from Form 8-K filed April 13, 2006

b.  Reports on Form 8-K

On March 29, 2006 the Company filed a current report on Form 8-K reporting the retirement of Series Convertible debt in its entirety and the exercise of all attached warrants.

On April 13, 2006 the Company filed a current report on Form 8-K reporting the sale of $6,100,000 face amount of convertible original discount debentures and the issuance of 6,100,000 common stock purchase warrants.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   PACIFIC GOLD CORP.

By  /s/  Robert Landau

Robert Landau, Chief Executive Officer

Date:  May 11, 2006