Form 10QSB
period 2006-06-30
PACIFIC GOLD CORP
filed 2006-08-11
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2006, the Company had outstanding 53,661,798 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheet
June 30, 2006

ASSETS
Current Assets:
Cash	$1,406,888
Restricted Cash	105,907
Inventory-Note 6	27,824
Prepaid Expenses	63,870
Total Current Assets	1,604,489

Property and Equipment:
Proved Development
Acquisition and Development Costs	315,713
Less: Accumulated Depletion	(285)
Probable Undeveloped	10,000
Equipment	3,582,302
Less: Accumulated Depreciation	(438,786)
Building	698,422
Less: Accumulated Depreciation	(71,546)
Water Rights and Wells	90,000
Land	13,670
Total Property and Equipment, net	4,199,490

Other Assets:
Deposits	32,971
Reclamation Bond	208,718
Total Other Assets	241,689
TOTAL ASSETS	$6,045,668

LIABILITIES AND STOCKHODLERS’ EQUITY
Current Liabilities:
Accounts Payable	$349,387
Accrued Interest	1,121
Notes Payable - Shareholder-Note 2	1,200,000
Total Current Liabilities	1,550,508

Long Term Liabilities:
Convertible Debenture-Note 3	2,077,143
Total Liabilities	3,627,651

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 200,000,000 shares
authorized, 53,401,447 shares issued and outstanding	53,401
Additional Paid-in Capital	13,408,386
Retained Deficit	(11,043,770)
Total Stockholders' Equity	2,418,017
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,045,668

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenue:
Revenue - Mineral Sales	$-	$-	$-	$-
Production Costs	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses:
Mineral Rights Expense	-	-	-	-
General and Administrative	660,823	344,945	1,233,438	388,986
Depreciation & Depletion	167,004	31,795	297,719	44,835
Total Operating Expenses	827,827	376,740	1,531,157	433,821

Net Loss from Operations	(827,827)	(376,740)	(1,531,157)	(433,821)

Other Income and Expenses:
Gain/(Loss) on Sale of Assets	-		(55,627)	(2,600)
Interest Income	127	2,699	176	2,699
Interest Expense	(761,983)	(342,556)	(3,004,770)	(383,318)
Asset Write Down	(146,130)		(146,130)
Total Other Income/Expenses	(907,984)	(339,857)	(3,206,351)	(383,219)

Loss before income taxes	(1,735,811)	(716,597)	(4,737,508)	(817,040)
Provision for income taxes	-	-	-	-

Net Loss	$(1,735,811)	$(716,597)	$(4,737,508)	$(817,040)

Basic and Diluted Loss per Share	$(0.03)	$(0.03)	$(0.10)	$(0.04)

Weighted Average Shares Outstanding:
Basic and Diluted	52,417,578	23,124,360	47,695,015	23,124,360

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(4,737,508)	$(817,040)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	297,719	44,835
Non-cash portion of interest paid on convertible debt	2,929,880	306,666
(Gain)/Loss on Sale of Equipment	55,627	2,600
Common Stock Issued for Services	763,365	88,012
Stock Based Compensation	35,000	-
Changes in:
Accounts Receivable	58,327	-
Inventory	(27,824)
Prepaid Expenses	(63,870)	3,000
Deposits	67,715	(131,818)
Accounts Payable	(289,572)	(41,980)
Accrued Interest	(38,726)	67,730
NET CASH (USED) BY OPERATING ACTIVITIES	(949,867)	(477,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(1,790,889)	$(1,249,790)
Investment in Reclamation Bond	(19,500)	(189,218)
Proceeds from Sale of Equipment	62,512	7,750
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,747,877)	(1,431,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	$-	$(70,000)
Proceeds from Notes Payable	3,507,500	2,666,086
Proceeds from Exercise of Warrants	433,333	-
Proceeds from Stockholder Notes	-	30,586
Payments on Stockholder Notes	(372,308)	-
Proceeds from Sale of Common Stock	-	600,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,568,525	3,226,672

NET CHANGE IN CASH AND CASH EQUIVALENTS	870,781	1,317,419

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	642,014	5,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,512,795	$1,323,394

See accompanying notes to the financial statements

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

NOTE 2 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,200,000 to a shareholder as of June 30, 2006. The amount due is represented by one note payable with interest at 10%, and principal and interest is due on June 30, 2007. At June 30, 2006, accrued interest on the note totaled $1,121.

NOTE 3 - FINANCING

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Face value – Series B	$1,500,000

Less: Relative fair value of:
Discount	(189,394)
Warrants	(868,687)
Beneficial conversion feature	(441,919)

Carrying amount of notes on December 14, 2005	$-

Amortization of discounts to June 30, 2006	98,125
Accelerated amortization of discounts to June 30, 2006	1,401,875
Adjustment for early conversion at June 30, 2006	(1,500,000)

Carrying amount of Series B notes at June 30, 2006	$-

On April 12, 2006 Pacific Gold issued debentures with a face value of $6,100,000 with attached warrants for net proceeds of $3,507,500 after a discount of $2,592,500 including interest and commissions of $305,000.  A description of the notes is as follows:

•

Maturity:  The notes mature on April 12, 2009.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Interest:  Interest of $2,287,500 is represented by the discount.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value of:
Discount	(2,592,500)
Warrants	(1,730,570)

Carrying amount of notes on April 12, 2006	$1,776,930

Amortization of discounts to June 30, 2006	300,213

Carrying amount of Series C notes at June 30, 2006	$2,077,143

NOTE 4 – COMMON STOCK

During the quarter, the debenture holders exercised 1,333,333 warrants for common stock and the Company received $133,333.  At June 30, 2006 there were 6,100,000 warrants remaining to be exercised on the Series C convertible debt.

NOTE 5 – STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended June 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the second quarter of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $35,000 for the three months ended June 30, 2006.

Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended June 30, 2005 would not have been adjusted as there were no options granted in the quarter and no unvested options that vested in the quarter.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2006 using the Black-Scholes option-pricing model:

2006
Expected life (years)	5.0
Interest Rate	2%
Volatility	27.34%
Dividend Yield	0%

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at June 30, 2006 consisted of the following:

Finished Goods	$27,824
Work-in-process	-
Raw materials	-
Total	$27,824

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

Pacific Gold Corp.

Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold and tungsten mineralizations.  These prospects may also contain mineralizations of metals often found with these metals, such as platinum and silver.  At present, the focus of our business plan is to explore and develop commercially viable prospects with gold and tungsten mineralizations that could be the basis from which we might produce revenues.  Exploration for and development of a commercially viable mineralization of any metal includes a high degree of risk, which careful evaluation, experience and factual knowledge may not eliminate.  It is noteworthy that few prospects which are explored and developed ever produce a significant return on invested capital.

Nevada Rae Gold, Inc.

In early March 2004, the Company submitted a Plan of Operations to the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NDEP). Nevada Rae Gold received approval of its Plan of Operations during the first quarter of 2005.

During mid and later 2005, Nevada Rae built a milling facility and office and other building facilities. During the first quarter of 2006 we completed the screening plant and began testing the plant.  The buildings house a mill screen plant, gold room, staff area, and offices.  The first block of gravels has been stripped and prepared for excavation. In the second quarter of 2006 Nevada Rae made modifications to its screening plant based on the testing of a small block of 5,000 yards of gravel. The Company plans to begin production at Black Rock Canyon in the third quarter.

The operations require the excavation of the gravel deposit, screening and washing the gravels to recover the gold and then replacing the remaining gravels at the point of extraction.  Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation.  The mineralization bearing gravel will be dug with an excavator until bedrock is reached, and material will be hauled to the mill site.  The trucks will dump directly into the screening plant and then reload with material in order to complete reclamation work.  The concentrate mill area is located approximately four miles away from the mine site.  The mill site is equipped with two functioning wells for process water and is connected to the power grid.  The mill and power screening unit are located on private, fee simple land owned by the company.

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

Pilot Mountain Resources Inc.

In August 2005, Pacific Gold Corp. established a subsidiary called Pilot Mountain Resources Inc. Pilot Mountain acquired Project W.  Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area, and there are known mineral resources within the claim area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles south-east of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

Resource calculations from a feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO3) of combined proven, probable and possible ore, or approximately 35,000 tons of WO3.

The terms of the acquisition of Project W call for Pilot Mountain Resources Inc. to pay to Platoro West, 150,000 shares of common stock of Pacific Gold Corp. and a 2% gross royalty on all mineral sales from Project W. On completion of an updated feasibility study, title of the claims comprising Project W will be transferred to Pilot Mountain Resources Inc.  In addition to the claims, Pilot Mountain Resources Inc. will receive copies of previously prepared working documents and reports regarding Project W. In the second quarter of 2006, Company personnel visited the offices of Platoro West and collected numerous volumes of information regarding Project W.

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

In the second quarter of 2006 Fernley Gold conducted its testing under the Plan of Operations and the Company is currently awaiting a report on the results of the testing.

Employees and Directors

Our directors and executive officers are as follows:

Name

Age

Position

Robert Landau

34

Chief Executive Officer and Chairman

Mitchell Geisler

35

Chief Operating Officer, Treasurer, Secretary and Director

Jacquelyn Glazer

33

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold for the quarter ended June 30, 2006.

Operating expenses for the quarter ended June 30, 2006 totaled $827,827.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $121,474 for the quarter.  Equipment operating costs, tools and materials of $151,067 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $76,691 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $53,080.  Advertising and public relations expenses totaled $14,074.  Interest expense totaled $761,983 for the quarter; of this amount, $725,838 was a non-cash expense that included amounts for warrants, accelerated interest and interest on the Series A, B and C Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended June 30, 2005 totaled $376,740. The primary expenses incurred were $31,795 in depreciation, legal and professional fees of $89,326, and expenses related to the geological studies, fieldwork, site visits, and preparation of mining permit applications and consulting fees of $150,978.  Interest on the note payable to shareholder and amortization of the discounts and beneficial conversion feature related to the convertible note were $35,890 and $306,666, respectively. The  remaining  expenses  relate  to  equipment  repairs  and  rental,  general administrative, and stock transfer agent fees.

Liquidity and Capital Resources

Since inception to June 30, 2006, we have funded our operations from the sale of securities and loans from a shareholder.  At June 30, 2006, we have unsecured loans from a shareholder in an aggregate amount of $1,201,121 including accrued interest. The note bears interest at the rate of 10% and is due on June 30, 2007.

As of June 30, 2006, our assets totaled $6,045,668, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,627,651, which were primarily the convertible note payable of $2,077,143 and the note payable to shareholder of $1,201,121 including accrued interest.  We had shareholders’ equity of $2,418,017. Pacific Gold had working capital of $53,981 at June 30, 2006.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oregon Gold, Inc. has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Grants Pass Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses. The pre-trial date had been set for August 1, 2006 and has been postponed by the court. A new scheduled date is being awaited by the Company.

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

Date:  August 10, 2006