Form 10QSB
period 2006-09-30
PACIFIC GOLD CORP
filed 2006-11-14
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, the Company had outstanding 55,161,798 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheet
September 30, 2006

ASSETS

Current Assets:
Cash	$314,061
Restricted Cash	90,329
Accounts Receivable, net	7,453
Inventory	26,347
Prepaid Expenses	72,889
Total Current Assets	511,079

Property and Equipment:
Proved Development
Acquisition and Development Costs	342,213
Less: Accumulated Depletion	(292)
Probable Undeveloped	10,000
Equipment	4,131,651
Less: Accumulated Depreciation	(669,190)
Building	754,179
Less: Accumulated Depreciation	(96,440)
Water Rights and Wells	90,000
Land	13,670
Total Property and Equipment, net	4,575,791

Other Assets:
Deposits	42,380
Reclamation Bond	208,719
Total Other Assets	251,099
TOTAL ASSETS	$5,337,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$281,073
Accrued Interest	33,184
Notes Payable - Shareholder-Note 3	1,395,000
Total Current Liabilities	1,709,257

Long Term Liabilities:
Convertible Debenture-Note 4	2,284,621
Total Liabilities	3,993,878

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 200,000,000 shares authorized, 55,161,798 shares issued and outstanding	55,162
Additional Paid-in Capital	14,663,626
Retained Deficit	(13,374,697)
Total Stockholders' Equity	1,344,091
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,337,969

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Revenue:
Revenue - Mineral Sales	$ 75,015	$ -	$ 75,015	$ -
Production Costs	342,427	-	342,427	-
Gross Margin	(267,412)	-	(267,412)	-

Operating Expenses:
Mineral Rights Expense	-	16,450	-	16,450
General and Administrative	567,964	679,273	1,801,402	1,068,259
Depreciation and Depletion	255,493	78,075	553,212	122,910
(Gain)/Loss on Sale of Assets	4,124	(2,314)	59,751	286
Asset Write Down	-	19,704	146,130	19,704
Total Operating Expenses	827,581	791,188	2,560,495	1,227,609

Net Loss from Operations	(1,094,993)	(791,188)	(2,827,907)	(1,227,609)

Other Income and Expenses:
Interest Income	3,607	1,401	3,783	4,100
Rental Income	-	2,050	-	2,050
Other Income	-	5,525	-	5,525
Interest Expense	(1,239,541)	(1,229,040)	(4,244,311)	(1,612,358)
Total Other Income/Expenses	(1,235,934)	(1,220,064)	(4,240,528)	(1,600,683)

Loss before income taxes	(2,330,927)	(2,011,252)	(7,068,435)	(2,828,292)
Provision for income taxes	-	-	-	-

Net Loss	$ (2,330,927)	$ (2,011,252)	$ (7,068,435)	$ (2,828,292)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.08)	$ (0.14)	$ (0.12)

Weighted Average Shares Outstanding:
Basic and Diluted	54,228,242	24,960,906	49,896,688	24,293,762

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$ (7,068,435)	$ (2,828,292)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	553,212	122,910
Non-cash Portion of Interest Paid on Convertible Debt	4,137,334	554,999
(Gain)/Loss on Sale of Equipment	59,751	286
Common Stock Issued for Services	1,020,365	113,892
Stock Based Compensation	35,000	-
Changes in:
Accounts Receivable	50,874	-
Inventory	(26,347)	-
Prepaid Expenses	(72,889)	(24,662)
Deposits	58,306	-
Accounts Payable	(357,886)	47,630
Accrued Interest	(6,663)	(69,165)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(1,617,378)	(2,169,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property
and Equipment	$ (2,434,237)	$ (1,523,906)
Investment in Reclamation Bond	(19,501)	(189,218)
Proceeds from Sale of Equipment	69,966	7,750
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(2,383,772)	(1,705,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	$ -	$ (70,000)
Proceeds from Notes Payable	3,702,500	2,666,086
Proceeds from Exercise of Warrants	433,333	-
Proceeds from Stockholder Notes	-	(2,706)
Payments on Stockholder Notes	(372,308)	(210,000)
Proceeds from Sale of Common Stock	-	600,000
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	3,763,525	2,983,380

NET CHANGE IN CASH AND CASH EQUIVALENTS	(237,625)	(891,422)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	642,014	1,323,393

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 404,389	$ 431,971

See accompanying notes to the financial statements

Pacific Gold Corp.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pacific Gold Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Security and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the form 10-KSB, have been omitted.

NOTE 2 – NEW SUBSIDIARY

Pacific Metals Corp. was incorporated in July 2006. Pacific Metals is investigating projects outside of the range of Gold and Tungsten Mineralization that may be of interest.

NOTE 3 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,231,368 to a shareholder as of September 30, 2006. The amount due is represented by one note payable with interest at 10%, and principal and interest is due on June 30, 2007. At September 30, 2006, accrued interest on the note totaled $31,368.

The Company borrowed $195,000 from a shareholder that is secured against one Komatsu HD785 Rock Truck.  The note accrues interest at 10% per annum and principal and interest is due on August 27, 2007.  At September 30, 2006, accrued interest on the note totaled $1,816.

NOTE 4 - FINANCING

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

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value of:
Discount	(2,592,500)
Warrants	(1,730,570)

Carrying amount of notes on April 12, 2006	$1,776,930

Amortization of discounts to June 30, 2006	300,213
Amortization of discounts to September 30, 2006	360,256
Conversion to September 30, 2006	(1,000,000)
Accelerated amortization of discounts to September 30, 2006	847,222
Carrying amount of Series C notes at September 30, 2006	$2,284,621

NOTE 5 – COMMON STOCK

At September 30, 2006 there were 6,100,000 warrants remaining to be exercised on the Series C convertible debt.

NOTE 6 – STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three and nine months ended September 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first  nine months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was nil and $35,000 for the three and nine months ended September 30, 2006, respectively.   There were no options granted or unvested options vested in the third quarter.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended September 30, 2005 would not have been adjusted as there were no options granted in the quarter and no unvested options that vested in the quarter.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006 using the Black-Scholes option-pricing model:

             2006

Expected life (years)

5.0

Interest Rate

2%

Volatility

            27.34%

Dividend Yield

0%

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at September 30, 2006 consisted of the following:

Finished Goods

$    1,866

Work-in-process

-

Raw materials

-

Parts

     24,481

Total

$   26,347

NOTE 8- LIQUIDITY/GOING CONCERN

The Company has incurred losses from operations and has had a negative cash flow for every year since its inception.  It has used the proceeds from shareholder loans and the sale of equity and debt securities to fund operations.  At September 30, 2006, it had a retained deficit of $13.37 million.  Management does not expect that revenues will be sufficient to offset the expenses of its continued investment in prospects, plant and equipment and current operations for the near and longer term. Therefore, management expects operating losses and negative cash flows to continue into the foreseeable future.

The long-term continuation of the Company’s business plan is dependent upon generation of sufficient revenues from its operations.  In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and or reduce certain discretionary spending.  The failure to generate sufficient revenues, raise additional capital and or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended long-term business objectives.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Pacific Gold Corp. currently owns 100% of five operating subsidiaries; Nevada Rae Gold, Inc., Oregon Gold, Inc., Pilot Mountain Resources Inc., Fernley Gold, Inc. and Pacific Metals Corp. in which it holds various prospects in Nevada, Oregon and Colorado.  The company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold and tungsten mineralization potential.

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

During the third quarter of 2006 Nevada Rae Gold mined gravels at Black Rock Canyon as follows; July 6929 yards mined with 1951.26 grams of gold produced for a grade of 0.2816 g/BCY; August 4261 yards mined with 849.1 grams of gold produced for a grade of 0.1993 g/BCY; September 6426 yards mined with 1042.8 grams of gold produced for a grade of 0.1623 g/BCY. These volumes represented approximately 35%, 20% and 34% capacity by volume of gravels mined.

In the fourth quarter Black Rock Canyon received delivery of its first Komatsu 785-3 haul truck.  Additionally the mine has made arrangements for plant improvements to increase the recovery rate of gold from gravels. The Company expects these changes to be in place by the end of the fourth quarter.

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

In the third quarter of 2006 the claims for Project W were quit claimed to Pilot Mountain Resources Inc. prior to the completion of the feasibility study.

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

Fernley Gold received approval for additional sampling and testing, as outlined in its Plan of Operations submitted in the second quarter.  Fernley Gold is current under the terms of their lease.

In the second quarter of 2006 Fernley Gold conducted its testing under the Plan of Operations. This Plan of Operation has been completed and the results confirmed the grades of gold as reported by previous operators and consultants.

In the third quarter of 2006 Fernley gold has begun an extensive mapping and sampling program and is preparing the project for mining permit submission in 2007.

Pacific Metals Corp.

Pacific Metals Corp. was incorporated in July 2006. Pacific Metals is investigating projects outside of the range of Gold and Tungsten Mineralization that may be of interest. In the third quarter the company staked 2 projects, one in Colorado and one in Nevada. The Colorado project is a Vanadium and Uranium mine and the Nevada project is an area thought to contain potential deposits of Zinc and Copper.

Financial Condition and Changes in Financial Condition

The Company had revenues of $75,015 from the sale of gold in the quarter ended September 30, 2006.  Corresponding cost of sales was $342,427 and gross loss was $267,412.

Operating expenses for the quarter ended September 30, 2006 totaled $827,581.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $329,180 for the quarter.  Equipment operating costs, tools and materials of $179,298 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $44,125 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $37,218.  Advertising and public relations expenses totaled $66,992.  Interest expense totaled $1,239,541 for the quarter; of this amount, $1,207,478 was a non-cash expense that included amounts for warrants, accelerated interest and interest on the Series C Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended September 30, 2005 totaled $779,188. The primary expenses incurred were $78,075 in depreciation and legal and professional fees of $154,122.  Interest on the note payable to shareholder and amortization of the discounts and beneficial conversion feature related to the convertible note were $39,813 and $1,129,227, respectively. The  remaining  expenses  relate  to  equipment  repairs  and  rental,  general administrative, and stock transfer agent fees.

Liquidity and Capital Resources

Since inception to September 30, 2006, we have primarily funded our operations from the sale of securities and loans from a shareholder.  In the quarter ended September 30, 2006 we generated revenues of $75,015.  At September 30, 2006, we have unsecured loans from a shareholder in an aggregate amount of $1,231,368 including accrued interest. The note bears interest at the rate of 10% and is due on June 30, 2007. In addition, we have secured loans from a shareholder in the amount of $195,000 that is secured against one Komatsu HD785 Rock Truck.  The note accrues interest at 10% per annum and principal and interest is due on August 27, 2007.  At September 30, 2006, accrued interest on the note totaled $1,816.

As of September 30, 2006, our assets totaled $5,337,969, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,993,878, which were primarily the convertible note payable of $2,284,621 and the note payable to shareholder of $1,231,368 including accrued interest.  We had shareholders’ equity of $1,344,091. Pacific Gold had no working capital at September 30, 2006.

On April 12, 2006, the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $3,812,500 after deduction for the interest discount.  The Company paid $305,000 in commissions and expenses. The principal and interest in the aggregate of $6,100,000 is due April 12, 2009.  The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $1.00 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion.  As of September 30, 2006 $1,000,000 of the debt had been converted into common stock.  The warrants are exercisable at $0.30 per share until April 12, 2009.  The Debentures and Warrants were sold, and the common stock issuable on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to foreign institutional, accredited investors. In conjunction with the sale of the debentures we filed a registration statement on Form SB-2 which was effective June 7, 2006.

The Company has incurred losses from operations and has had a negative cash flow for every year since its inception.  It has used the proceeds from shareholder loans and the sale of equity and debt securities to fund operations.  At September 30, 2006, it had a retained deficit of $13.34 million.  Management does not expect that revenues will be sufficient to offset the expenses of its continued investment in prospects, plant and equipment and current operations for the near and longer term. Therefore, management expects operating losses and negative cash flows to continue into the foreseeable future.

The long-term continuation of the Company’s business plan is dependent upon generation of sufficient revenues from its operations.  In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and or reduce certain discretionary spending.  The failure to generate sufficient revenues, raise additional capital and or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended long-term business objectives.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oregon Gold, Inc. has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Grants Pass Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses. The trial date had been set for August 1, 2006 and has been postponed by the court until May 22, 2007.

ITEM 2. CHANGES IN SECURITIES

On April 12, 2006, the Registrant sold $6,100,000 face amount of convertible original discount debentures and 6,100,000 common stock purchase warrants for net proceeds after expenses of $3,507,500.  The issuance was made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to two foreign investors, both of which certified to the Registrant that they were accredited investors and that they had the ability to assess an investment in the Registrant.  As of September 30, 2006 $1,000,000 of the debt had been converted into common stock.

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

       Date:  November 14, 2006