Form 10KSB
period 2006-12-31
PACIFIC GOLD CORP
filed 2007-03-26
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.     Yes  ☐     No  ☒

State issuer's revenues for its most recent fiscal year: $85,522.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 13, 2007, the aggregate market price of the voting stock held by non-affiliates was approximately $11,529,594.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2007, the Company had outstanding 59,647,970 shares of its common stock, par value $0.001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pacific Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold and/or tungsten mineralizations.  The main objective is to explore, identify, and develop commercially viable mineralizations on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold and/or tungsten which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Pacific Gold Corp. currently owns 100% of five operating subsidiaries; Nevada Rae Gold, Inc., Oregon Gold, Inc., Pilot Mountain Resources Inc., Pacific Metals Corp., and Fernley Gold, Inc. in which it holds various prospects in Nevada and Oregon.  The company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold, tungsten and/or other mineral deposit potential.

Gold Orientation

Throughout history gold has been a desired metal for monetary purposes and for jewelry. Because there is an active market for gold and consistent demand and use, we believe that if we find a viable mineralization, we will be able to sell any gold we produce with little difficulty.  Of course, there is no assurance that we will find any mineralization or one that is commercially viable.  Fundamentally, whether or not a mineralization is viable depends on the cost of production versus the price at which we can dispose of the metal.  We believe that alluvial and placer deposits are less expensive to operate to produce saleable product.  We also believe that the required filings and permits are easier to obtain for these kinds of prospects than for underground mines.  Based on the current estimates of operating costs and the current price of gold in the global market, we believe these kinds of prospects can be operated profitably if there is a sufficient percentage of the mineralization in a particular prospect to be commercially viable.

We have obtained and in the future will seek prospects in areas where there have been previous mining operations.  We believe that this gives some indication that there may be mineralizations within our prospects to justify the cost of staking, maintenance and exploration.

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

The area is accessible by an all-weather asphalt road and about 22 miles from Interstate 80.  The property where the prospects are located has an all weather gravel road established in the 1970’s for prior mining operations of barite.  The prospects also have access to electricity and water sufficient for exploration, development and later extractive and milling activities if warranted and undertaken.

The climate is typically hot and semi-arid with temperatures rising to above 100 degrees Fahrenheit in the summer to below freezing in the winter.  Freezing temperatures are only sporadically encountered in the winter months of December and January and are not likely to have serious affect on operations.  Precipitation is minimal and offers little or no operational problems.

The nearby towns appear to have a supply of skilled workers familiar with earthmoving equipment and surface mining experience.  Equipment also appears to be available for purchase or lease.  In the vicinity there is state supplied electricity and water can be obtained from wells at approximately 560 feet.  We have acquired 100% of two existing wells in the area which can supply the necessary amounts of water for the operation as we intend to employ re-circulation methodologies.  We have also acquired 13.67 acres of fee land available adjacent to the wells which can accommodate the mill, tailings ponds, workshop and on-site office.  The wells and adjacent land are approximately three miles from the mining claims.  This land and the two wells have been formally analyzed and tested by the State of Nevada and Chemrox Technologies, an environmental specialist firm that the company hired to provide it with professional services in due diligence, mine planning, groundwater modeling, water restoration, environmental permitting, and reclamation, and are determined to be in excellent condition, free of any contaminants. The tests also confirmed that the certified capacity of each well exceeds the output rates required by Nevada Rae to successfully operate its proposed processing plant.

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

Prospects

Nevada Rae has staked prospects covering approximately 1,340 acres of the alluvial deposits among the Crescent Valley projects mentioned above.  In addition, it leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003.  The lease covers acreage in Section 9, Township 29 North, Range 47 East, Mount Diablo Meridian, Bullion Mining District, Lander County, Nevada.  Under the lease, it has the right to the gold, silver, platinum, palladium and other precious and base metals within the placers and gravels of the leased premises, with exclusive right to prospect and explore for, mine by open pit methods, mill, prepare for market, store, sell and dispose of the same and use, occupy and disturb so much of the surface as Pacific Gold determines useful, desirable or convenient.  The lease term is ten years, renewable for an additional ten years.

Operations

In 2004 and 2005 Nevada Rae permitted the mine with the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NDEP). The property is now referred to as the Black Rock Canyon Mine.

During 2005, Nevada Rae built a mining and milling facility at the Black Rock Canyon Mine.

In 2006 the Company began production at the Black Rock Canyon Mine. In late 2006, based on preliminary results at the Black Rock Canyon Mine, Nevada Rae began modifications to the site equipment and facilities.

In general, the operations will require the excavation of the gravel within the prospect.  Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation.  The mineralization bearing gravel will be dug with an excavator until bedrock is reached, and material will be hauled via 100 ton haul trucks to the mill site. The concentrate mill area will be about three miles away from the mine site.  The mill site will be equipped with two functioning wells for process water and will be connected to the power grid.  The mill and power screening unit will be set up on the private, fee land owned by the company.

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

In June of 2005 the Company conducted a testing program on the Bear Bench claims. The testing confirmed gold presence and indicates future testing is warranted. Currently the Company is focusing on its operations in Nevada at the Black Rock Canyon Mine.

In 2005, Pacific Gold Corp. completed a merger between Grants Pass Gold, Inc. and Oregon Gold, Inc. with Oregon Gold being the surviving entity. The Company undertook this exercise in order to consolidate its operations in the region.

Fernley Gold, Inc.

Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy.  The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80.  The area known for placer gold mineralizations, and commonly referred to as the Olinghouse Placers, has a rich mining history.  The Company has completed a sampling program to confirm reported grades by a previous property owner.

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

The terms of the acquisition of Project W call for Pilot Mountain Resources Inc. to pay to Platoro West a 2% gross royalty on all mineral sales from Project W. In addition to the claims, Pilot Mountain Resources Inc. received copies of previously prepared working documents and reports regarding Project W.

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

The company has claims within the project area covering approximately 600 acres.

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

Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities.  These include the United States Environmental Protection Agency and the Bureau of Land Management as well as the various state environmental protection agencies.  The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances.  In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation.  Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities.  The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

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

ITEM 2. DESCRIPTION OF PROPERTY

Pacific Gold Corp.

The head office of Pacific Gold is located at 477 Richmond Street West Suite 301, Toronto Ontario, M5V 3E7.  The Company currently has a five-year lease that expires in January, 2012.  Pacific Gold pays $6,597 Canadian dollars per month in rent.

Nevada Rae Gold, Inc.

Nevada Rae Gold, Inc. has staked 67 placer prospects covering approximately 1,340 acres in Lander County, Nevada. The Company also owns 13.67 acres of land in Lander County, Nevada.

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

In July 2006, Nevada Rae Gold entered into a one-year lease agreement with Chap Enterprises LLC for a residential property in Elko, Nevada for the use of its engineers when traveling.  The Company pays $700 per month and placed a $500 security deposit with the landlord.

Oregon Gold, Inc.

Oregon Gold, Inc. has 14 placer claims covering approximately 280 acres in Josephine County, Oregon. Oregon Gold also owns the Defiance Mine, a fully permitted, previously operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size.

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

Pilot Mountain Resources, Inc.

The company has rights to claims within the project covering approximately 600 acres.  In connection with its acquisition of the claims, Pacific Gold and Pilot Mountain are required to pay Platoro West Incorporated a 2% gross royalty on all mineral sales from the project.

Employees

Pacific Gold has six employees who are the executive officers, mining engineers and internal financial persons and Nevada Rae Gold has 14 employees, who are mostly heavy equipment operators, mill hands, security personnel and mechanics. We expect to hire geological experts, engineers and other operations consultants and independent contractors and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

ITEM 3. LEGAL PROCEEDINGS

Oregon Gold, Inc. has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Oregon Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses. The trial date has been set for June 5, 2007.

Pacific Gold Corp. has initiated a Statement of Claim against Fabick Caterpillar in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. The claim was filed in 2006 and Pacific Gold is awaiting a response from the Fabick.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

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

QUARTER ENDED	HIGH	LOW
December 31, 2006	$0.30	$0.22
September 30, 2006	.41	.26
June 30, 2006	.66	.33
March 31, 2006	.37	.24
December 31, 2005	.44	.24
September 30, 2005	.37	.27
June 30, 2005	1.80	.33
March 31, 2005	2.10	.30

We have not paid any dividends to date. We can give no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

As of March 13, 2007 we have 41 shareholders of record of our common stock and believe that there are over 5,932 additional beneficial holders of our common stock who hold through brokerage and similar accounts.

Equity Compensation Plan Information

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted average exercise price of outstanding warrants, options and rights.	Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	2002 Equity Performance Plan	3,000,000	$0.30	81,287
	2006 Equity Performance Plan	10,000,000	$0.30	7,372,051
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A	N/A
Totals:		13,000,000	$0.30	7,453,338

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 300,000 shares of common stock at a conversion price of $1.00 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had revenues from the sale of gold for the year ended December 31, 2006 of $85,522 with a negative gross margin of $377,292.

Operating expenses for the year ended December 31, 2006 totaled $3,956,647.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $1,632,732 for the year.  Equipment operating costs, tools and materials of $611,689 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $172,821 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $216,148.  Advertising and public relations expenses totaled $103,543.  Interest expense totaled $4,505,735 for the year; of this amount, $4,363,596 was a non-cash expense that included amounts for accelerated interest and interest on the Series A, B and C Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Operating expenses for the year ended December 31, 2005 totaled $2,002,485.  Legal and professional fees of $231,044 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, field work and site visits of $91,907. Mineral rights expenses were $16,450. The remaining expenses relate to advertising, office, general and administrative and stock transfer agent fees.

Liquidity and Capital Resources:

Since inception to December 31, 2006, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At December 31, 2006, we had unsecured loans from a shareholder in an aggregate amount of $1,463,346 including accrued interest. The notes bear interest at the rate of 10% and are due on June 30, 2008.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loan is limited based on operational income.

As of December 31, 2006, our assets totaled $4,910,690, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,944,325 which primarily consisted of notes payable and accrued interest to a shareholder of $1,463,346, accounts payable of $1,270,096 and convertible debt of $2,210,883. We had an accumulated deficit of $15,141,973.  Pacific Gold had no working capital at December 31, 2006.

On April 7, 2005 the company borrowed $4,000,000 in principal amount evidenced by original discount debentures, in which it received $2,919,708.  These notes were convertible into common stock at the option of the holders, who during 2005 and 2006 elected to fully convert the outstanding principal.  The company issued 13,333,333 shares on conversion. In addition, the holders were issued warrants to purchase 3,333,333 shares which were exercised for 3,333,333 shares and the company received $33,333 in respect of the exercise price.  The funds received on the issuance of the debentures and the warrants, was used for equipment, construction and general working capital.

In May 2005 the Company sold 2,000,000 shares of common stock under prospectus for gross proceeds of $600,000.

On December 13, 2005, the company borrowed $1,500,000 in principal amount evidenced by original discount debentures, in which it received $1,200,000.  These notes were convertible into common stock at the option of the holders, who during 2006 elected to fully convert the outstanding principal.  The company issued 5,000,000 shares on conversion.  In addition, the holders were issued warrants to purchase 4,000,000 shares which were exercised for 4,000,000 shares and the company received $400,000 in respect of the exercise price.  The funds received on the issuance of the debentures and the warrants, was used for equipment, construction and general working capital.

On April 12, 2006 the company borrowed $6,100,000 in principal amount evidenced by original discount debentures, in which it received $3,812,500.  These notes were convertible into common stock at the option of the holders, who during 2006 and 2007 elected to convert part of the outstanding principal.  The company issued 1,800,000 shares on conversion. As of December 31, 2006, there was outstanding $4,800,000 in principal amount, which was further reduced to an outstanding principal amount due of $4,300,000 at February 26, 2007.  In addition, the holders were issued warrants to purchase 6,400,000 shares at an exercise price of $0.30 per share. The holders exercised 800,000 warrants in 2007 at a reduced price of $0.20 for proceeds of $160,000. The funds received on the issuance of the debentures were used for equipment, construction and general working capital.

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company is receiving the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006.  The second installment of these debentures will be paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment will be paid immediately prior to such registration statement going effective.

Our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

New Accounting Pronouncements

Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pacific Gold’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

MantylaMCREYNOLDS LLC

                   The CPA. Never Underestimate The Value.K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Gold Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp. as of December 31, 2006 and the results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Pacific Gold Corp. will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has accumulated losses and negative cash flow from operations and a deficit in working capital.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 15, 2007

Pacific Gold Corp.
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash	$86,853
Restricted Cash	87,505
Accounts Receivable, net-Note 1	407
Inventory-Note 1	26,251
Prepaid Expenses	52,026
Total Current Assets	253,042

Property and Equipment:
Proved Development
Acquisition and Development Costs	371,043
Less: Accumulated Depletion	(300)
Probable Undeveloped	10,000
Equipment	3,817,767
Less: Accumulated Depreciation	(637,173)
Building	810,936
Less: Accumulated Depreciation	(89,806)
Water Rights and Wells	90,000
Land	13,670
Total Property and Equipment, net-Note 2	4,386,137

Other Assets:
Deposits	62,792
Reclamation Bond	208,719
Total Other Assets	271,511
TOTAL ASSETS	$4,910,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$661,721
Accrued Expenses	608,375
Accrued Interest	68,346
Notes Payable - Shareholder-Note 3	1,395,000
Total Current Liabilities	2,733,442

Long Term Liabilities:
Convertible Debenture-Note 5	2,210,883
Total Liabilities	4,944,325

Stockholders' Deficit: Note 6
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 200,000,000 shares authorized, 55,671,797 shares issued and outstanding	55,672
Additional Paid-in Capital	15,052,666
Retained Deficit	(15,141,973)
Total Stockholders' Deficit	(33,635)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,910,690

See accompanying summary of accounting policies and notes to financial statements.

Pacific Gold Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenue:
Revenue - Mineral Sales	$85,522	$-
Production Costs	462,814	-
Gross Margin	(377,292)	-

Operating Expenses:
Mineral Rights Expense	26,387	16,450
General and Administrative	2,881,723	1,727,389
Depreciation	687,791	231,519
(Gain)/Loss on Sale of Assets	110,642	5,544
Asset Write Down	250,104	21,583
Total Operating Expenses	3,956,647	2,002,485

Net Loss from Operations	(4,333,939)	(2,002,485)

Other Income and Expenses:

Interest Income	3,963	4,153
Other Income	-	8,070
Interest Expense	(4,505,735)	(3,025,901)
Total Other Income/Expenses	(4,501,772)	(3,013,677)

Loss before income taxes	(8,835,711)	(5,016,162)
Provision for income taxes-Note	-	-

Net Loss	$(8,835,711)	$(5,016,162)

Basic and Diluted Loss per Share	$(0.17)	$(0.17)

Weighted Average Shares Outstanding:
Basic and Diluted	51,262,387	28,687,715

See accompanying summary of accounting policies and notes to financial statements.

Pacific Gold Corp.
Consolidated Statements of Stockholders' Equity/(Deficit)
For the Years ended December 31, 2006 and 2005

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	21,888,167	$21,888	$78,718	$(1,290,100)	$(1,189,494)
Issuance of common stock for cash	2,000,000	2,000	598,000		600,000
Issuance of convertible note Series A			2,666,086		2,666,086
Conversion of note payable	8,200,000	8,200	2,451,800		2,460,000
Issuance of common stock for services	1,555,682	1,556	542,281		543,837
Issuance of convertible note Series B			1,088,990		1,088,990
Net loss				(5,016,162)	(5,016,162)
Balance, December 31, 2005	33,643,849	33,644	7,425,875	(6,306,262)	1,153,257

Issuance of convertible note Series A Warrants	3,333,333	3,333	30,000	-	33,333
Issuance of convertible note Series B Warrants	4,000,000	4,000	396,000	-	400,000
Issuance of common stock for services	3,261,282	3,261	1,070,654	-	1,073,915
Conversion of Series A note	5,133,333	5,133	1,534,867	-	1,540,000
Conversion of Series B note	5,000,000	5,000	1,495,000	-	1,500,000
Stock option expense			71,000	-	71,000
Issuance of Series C note			1,730,570	-	1,730,570
Conversion of Series C note	1,300,000	1,300	1,298,700	-	1,300,000
Net loss				(8,835,711)	(8,835,711)

Balance, December 31, 2006	55,671,797	$55,672	$15,052,666	$(15,141,973)	$(33,635)

See accompanying summary of accounting policies and notes to financial statements.

Pacific Gold Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(8,835,711)	$(5,016,162)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	687,791	231,549
Non-cash Portion of Interest Paid on Convertible Debt	4,363,596	2,870,358
(Gain)/Loss on Sale of Equipment	110,642	5,544
Write-down of Equipment	-	21,583
Common Stock Issued for Services	1,073,915	153,470
Stock Option Expense	71,000	-
Changes in:
Accounts Receivable	57,921	(58,327)
Inventory	(26,251)	-
Prepaid Expenses	(52,026)	3,000
Deposits	37,894	(100,686)
Accounts Payable	631,137	516,096
Accrued Interest	28,499	(69,131)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,851,594)	(1,442,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(2,813,532)	$(2,100,209)
Investment in Reclamation Bond	(19,500)	(189,218)
Proceeds from Sale of Equipment	453,445	85,802
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,379,587)	(2,203,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	$-	$(70,000)
Proceeds from Notes Payable	3,507,500	3,755,076
Proceeds from Exercise of Warrants	433,333	-
Proceeds from Stockholder Notes	195,000	(2,706)
Payments on Stockholder Notes	(372,308)	-
Proceeds from Sale of Common Stock	-	600,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,763,525	4,282,370

NET CHANGE IN CASH AND CASH EQUIVALENTS	(467,656)	636,039

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	642,014	5,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,358	$642,014

Cash paid during the year for:
Interest	142,139	155,544
Income Taxes	-	-

Non-cash financing and investing activities:
Purchase of equipment by issuing common stock	$362,909	$390,367
Purchase of equipment from shareholder through notes payable	150,000	-
Conversion of Notes Payable	4,340,000	2,460,000

 See accompanying summary of accounting policies and notes to financial statements.

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp.  Pacific Gold is engaged in the identification, acquisition, exploration and mining of prospects believed to have gold mineralization.  Pacific Gold through its subsidiaries currently owns claims, property and leases in Nevada, Oregon and Colorado. Its Defiance Mine property in Oregon began producing gold in commercial quantities in mid-2004; its Black Rock Canyon Mine in Nevada began producing gold in commercial quantities in the third quarter of 2006.

The accompanying consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Oregon Gold, Inc., Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp.  All significant inter-company accounts and transactions have been eliminated.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has cash in excess of FDIC federally insured limits in the amount of $74,358 as of December 31, 2006.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it ships gold to the refinery.

Accounts Receivable/Bad Debt.   The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2006, there was no allowance for bad debts.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of December 31, 2006 of $26,251 consisting of metals inventory, stockpile ore and parts.

The major classes of inventories as of December 31, 2006 were:

Finished Goods	$1,436
Stockpile Ore	17,036
Materials and Supplies	7,779
Total	$26,251

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

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2006 the Company had 12,000,000 potentially dilutive common stock equivalents.

Advertising.  The Company’s policy is to expense advertising costs as incurred.  The Company incurred costs of $103,543 in 2006.  In 2005 total advertising costs were $171,829.

Environmental Remediation Liability.  The Company has posted a bond with the State of Nevada in the amount required by the State of Nevada equal to the maximum cost to reclaim land disturbed in its mining process.  The bond requires a quarterly premium to be paid to the State of Nevada Division of Minerals. The Company is current on all payments.  Due to its investment in the bond and the close monitoring of the State of Nevada, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

Stock based compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. Prior to January 1, 2006 the Company accounted for employee stock option grants using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and included disclosures of pro forma information in its footnotes to the consolidated financial statements.. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The impact of adopting SFAS No. 123(R) resulted in additional compensation expense of $71,000 in 2006.

The following table illustrates the previously disclosed proforma effects on net income and net income per share for the year ended December 31, 2005 if the Company had accounted for its stock option plans under the fair value method of accounting under SFAS No. 123(R).

2005
Net loss as reported	$(5,016,162)
Add: stock based compensation determined under intrinsic value-based method	-
Less: stock based compensation determined under fair value-based method	(62,518)
Pro forma net loss	$(5,078,680)

Basic and diluted net loss per common share
As reported	$(0.17)
Pro forma	$(0.18)

The weighted average fair value of the stock options granted during 2006 and 2005 was $0.14 and $0.30 per share option, respectively.  Variables used in the Black-Scholes option-pricing model include (1) 1.50% risk-free interest rate, (2) expected option life of 5 years, (3) expected volatility was 90%, and (4) zero expected dividends.

The following table summarizes stock option activity of the Company:

	2006	2005
Options outstanding at beginning of year	500,000	250,000
Granted in the year	300,000	250,000
Exercised in the year	0	0
Expired in the year	0	0
Outstanding and exercisable at December 31	800,000	500,000
Weighted Average Exercise Price	$ 0.303	$0.305

Recently issued accounting pronouncements.  In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record those in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus has been applied to new arrangements entered into and modifications or renewals of existing agreements, beginning in the second quarter of 2006. The adoption of this statement did not have a material impact on our results of operations or financial position.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and beginning with the Company’s Annual Report for the year ending December 31, 2008, that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In June 2006, the FASB issued interpretation no 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. Recognition of a tax position should be based on whether it is more likely than not that a tax position will be sustained. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation will have material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis.  The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108 regarding the effects of prior year misstatements in considering current year misstatements for the purpose of a materiality assessment.  The opinion in SAB 108 is that in the case of en error that has occurred and been immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year.  If the cumulative effect of the error is material, then the current year statements, as well as prior year statements should be restated.  In the case of restated prior year statements, previously filed reports do not need to be amended, if the error was considered immaterial to previous year's financial statements.  However the statements should be amended the next time they are filed.  The effects of this guidance should be applied cumulatively to fiscal years ending after November 15, 2006.  Additional disclosure should be made regarding any cumulative adjustments made in the current year financial statements.  We do not expect the adoption of this SAB will have material impact on our results of operations or financial position.

Pacific Gold does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

During 2006 Pacific Gold acquired vehicles, earth moving equipment, gold processing equipment and made additions and modifications to its building totaling $2,748,655.  Major assets purchased include the following:

Vehicles	$1,542,537
Building	345,655
Earth Moving Equipment	469,739
Processing equipment	324,648
Other Assets	66,076
Total	$2,748,655

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

NOTE 3 – SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,463,346 to a shareholder as of December 31, 2006. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2007.  This note was extended subsequent to year end to be due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At December 31, 2006, accrued interest on the notes totaled $68,346.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

NOTE 4 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During 2006 and 2005, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $15,272,294 at December 31, 2006, and will expire in the years 2011 through 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets	Balance	Tax	Rate
Net operating losses	$15,272,294	$5,192,580	34%
Less: valuation allowance		(5,192,580)

Net deferred tax asset		$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2006 follows:

Expected Provision (based on statutory rate)	$(3,004,141)
Effect of:
Difference between 2005 NOL estimate and actual	(344,479)
Increase/(decrease) in valuation allowance	3,348,620

Total actual provision	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $3,348,621, from $1,843,959, as of December 31, 2005.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expiry
2006	$ 8,835,711	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016
1996	5,000	2011
Total	$15,272,294

NOTE 5 - FINANCING

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

•

Warrants:  In connection with the financing, 6,400,000 warrants were issued with an exercise price of $0.30 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value of:
Discount	(2,592,500)
Warrants	(1,730,570)

Carrying amount of notes on April 12, 2006	$1,776,930

Amortization of discounts to December 31, 2006	2,589,573
Accelerated amortization of discounts to December 31, 2006	921,310
Adjustment for early conversion at December 31, 2006	(1,300,000)

Carrying amount of Series C notes at December 31, 2006	$2,210,883

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 103.7%; Risk-free interest rate: 2%; Dividend yield of 0%.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Face value – Series B	$1,500,000

Less: Relative fair value of:
Discount	(189,394)
Warrants	(868,687)
Beneficial conversion feature	(441,919)

Carrying amount of notes on December 14, 2005:	$0

Amortization of discounts to December 31, 2006	98,125
Accelerated amortization of discounts to December 31, 2006	1,401,875
Adjustment for early conversion at December 31, 2006	(1,500,000)

Carrying amount of Series B notes at December 31, 2006	$0

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 5%; Risk-free interest rate: 2%; Dividend yield of 0%.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the life of the notes.  A summary of the notes is as follows:

Notes Payable
Face value – Series A	$4,000,000

Less: Relative fair value of:
Discount	(477,191)
Warrants	(1,755,910)
Beneficial conversion feature	(1,766,898)

Carrying amount of notes on April 7, 2005	$0

Amortization of discounts to December 31, 2006	768,333
Accelerated amortization of discounts to December 31, 2006	3,231,667
Adjustment for early conversion at December 31, 2006	(4,000,000)

Carrying amount of Series A notes at December 31, 2006	$0

In connection with the Series A, B and C convertible debentures, Pacific Gold expensed $4,363,596 in non-cash accelerated interest and amortization of discounts for the year ended December 31, 2006.

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 155%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 6 – COMMON STOCK

At December 31, 2006 the debenture holders had converted $4,000,000 of the Series A note, $1,500,000 of the Series B note and $1,300,000 of the Series C note into 19,633,333 shares (11,433,333 issued during 2006 and 8,200,000 issued during 2005).  At December 31, 2006 the debenture holders had exercised 7,333,333 warrants for 7,333,333 shares of common stock.

In 2006 Pacific Gold issued 2,080,410 shares for services rendered to the Company.  The shares were valued at $667,418.

In 2006 Pacific Gold issued 1,180,872 shares as payment for capitalized labor. The shares were valued at $406,497.

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

NOTE 7 – EQUITY PLANS

On December 29, 2005 Pacific Gold adopted the 2006 Equity Performance Plan (“the 2006 Plan”).  The 2006 Plan provides for the granting of up to 10,000,000 shares and/or stock options to purchase shares to employees and consultants.  Pacific Gold has reserved 10,000,000 shares of common stock for issuance under the 2006 Plan. The Plan was approved by a majority of the stockholders on December 29, 2005.

In 2002 Pacific Gold adopted the 2002 Performance Equity Plan (“the 2002 Plan”).  The 2002 Plan provides for the granting of shares and/or stock options to purchase shares to employees and consultants. Pacific Gold has reserved 3,000,000 shares of common stock for issuance under the 2002 Plan.

Options under both Plans may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors.  To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options is as follows:

	Options
2006	Shares	Weighted Average Exercise Price
Granted	500,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	800,000	0.30
Exercisable	800,000	0.30

Weighted average fair value of options granted during year	$0.14
Weighted average fair value of shares issued under the 2006 and 2002 Plans	$0.33

	Options
2005	Shares	Weighted Average Exercise Price
Granted	250,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	300,000	0.31
Exercisable	300,000	0.31

Weighted average fair value of options granted during year	$0.30
Weighted average fair value of shares issued under the 2002 Plan	$0.36

NOTE 8 – WARRANTS

In connection with the convertible debentures issued on April 12, 2006, the Company issued 6,400,000 warrants exercisable into common stock at $0.30 each.  At December 31, 2006 6,400,000 warrants were outstanding.

The following table summarizes warrant activity of the Company:

	2006	2005
Warrants outstanding at beginning of year	7,333,333	0
Granted in the year	6,400,000	7,333,333
Exercised in the year	7,333,333	0
Expired in the year	0	0
Outstanding and exercisable at December 31	6,400,000	7,333,333
Weighted Average Exercise Price	$0.30	$0.06

NOTE 9 - OPERATING LEASES

Pacific Gold entered into a lease with ZDG Investments Ltd. to rent office space starting in March 2007 with monthly payments of approximately $6,597.25 Canadian dollars (approximately $5,656).  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance.  This amount is reflected in deposits.  The lease expires in January 2012.

In 2006 Pacific Gold rented its offices under a lease expiring in January 2007, with monthly payments of $2,400 Canadian dollars during 2006 (2005 - $1,800).  Rent expense in 2006 and 2005 was $31,543 and $26,402, respectively.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2006:

Year ended	Total
December 31, 2007	$56,560.79
December 31, 2008	$67,872.94
December 31, 2009	$67,872.94
December 31, 2010	$67,872.94
December 31, 2011	$67,872.94
Total	$328,052.55

On May 12, 2004 Fernley Gold, Inc. entered into a royalty agreement with Butcher Boy Mines, Inc. for a lease on mining claims. The current terms of that lease dictate that Fernley pay Butcher Boy $1,000 per month. The following is a schedule by years of future minimum lease payments required under this agreement:

Year ended	Total
December 31, 2007	$12,000.00
December 31, 2008	$12,000.00
December 31, 2009	$4,000.00
Total	$28,000.00

Nevada Rae Gold, Inc. leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. Nevada Rae paid an advance rental of $7,500 for the first year, which amount increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance rental is $20,000 per year.  The following is a schedule by years of future minimum lease payments required under this agreement:

Year ended	Total
December 31, 2007	$15,000.00
December 31, 2008	$17,500.00
December 31, 2009	$20,000.00
December 31, 2010	$20,000.00
December 31, 2011	$20,000.00
December 31, 2012	$20,000.00
Total	$112,500.00

NOTE 10 – FINANCING LEASES

During the year, the Company continued its financing arrangement with Wells Fargo Equipment Finance Inc. (“WFEFI”) for the purchase of two passenger vehicles.  The loan is fully secured by a deposit with WFEFI that is invested in a low-risk portfolio. This account will be evaluated annually as the loan amount decreases, the restricted amount of the account will be reduced and cash released to Pacific Gold.

Payments on the lease are $2,338.45 per month and the agreement expires in July 2008.  The deposit with WFEFI is included in the restricted cash on the balance sheet.

In January 2007 Pacific Gold paid out this loan in full.

NOTE 11 – MAJOR CUSTOMERS

In 2006, all gold sales were made to one refinery.  Many refineries are available with similar pricing and one was chosen for convenience.  In 2005, Pacific Gold had no gold revenue.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold become significantly decreased, the Company could experience severe negative impact.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 3,976,173 shares, 500,000 upon conversion of $500,000 of the Convertible note Series C debt; 800,000 shares upon exercise of 800,000 warrants for proceeds of $160,000; and 2,676,173 shares to management and employees based on compensation agreements for year-end bonuses and first quarter compensation.

On February 26, 2007 Pacific Gold issued debentures with a face value of $2,440,000 with attached warrants for net proceeds of $2,141,000 after fees and commissions of $299,000.  The Company received $1,035,000 of the gross proceeds on February 26, 2007, the balance of the proceeds to be received upon filing and effectiveness of the Registration Statement.  A description of the notes is as follows:

•

Maturity:  The notes mature on February 26, 2009.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Interest:  Interest accrues at 10% on the outstanding face value of the debenture.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $0.18.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

•

Warrants:  In connection with the financing, 6,000,000 warrants were issued with an exercise price of $0.216 per share and a 5-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series D	$2,440,000

Less: proceeds not yet received	(1,405,000)
Less: Relative fair value of:
Warrants	(398,466)
Beneficial conversion feature	(636,534)

Carrying amount of Series D note on February 26, 2007:	$-

Subsequent to year end, one of the note holders of the Series C convertible note converted $500,000 in debt for 500,000 shares.

In connection with the issuance of the Series D note, $2,700,000 of the debt issued with the Series C convertible note issued on April 12, 2006 was extinguished upon payment of $540,000 to the note holder; of the remaining 6,400,000 warrants attached to the Series C convertible note, 800,000 were repriced to $0.20 from their original exercise price of $0.30.  On March 1, 2007 the Company received proceeds of $160,000 to exercise the 800,000 warrants at $0.20 attached to the Series C note.

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 69%; Risk-free interest rate: 2%; Dividend yield of 0%.

NOTE 13 – LEGAL PROCEEDINGS

Oregon Gold, Inc. has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Oregon Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses. The trial date has been set for June 5, 2007.

Pacific Gold Corp. has initiated a Statement of Claim against Fabick Caterpillar in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. The claim was filed in 2006 and Pacific Gold is awaiting a response from the Fabick.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had a retained deficit of ($15,141,973), negative working capital of ($2,480,400) and negative cash flows from operations of ($1,851,594) raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2006, the Company financed its operations through the sale of securities, issuance of debt and loans from a shareholder.

Management’s plan to address the Company’s ability to continue as a going concern includes: obtaining additional funding from the sale of the Company’s securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The following table sets forth information concerning the directors and executive officers of Pacific Gold Corp. and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITIONS

Robert Landau	35	Chief Executive Officer, President and Chairman
Mitchell Geisler	36	Chief Operating Officer, Treasurer and Secretary
Jacquelyn Glazer	33	Chief Financial Officer

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

Ms. Jacquelyn Glazer was appointed the Chief Financial Officer of the Company in May 2005.  She is a member of the Chartered Accountants of Ontario and British Columbia and has previously held positions with consulting firms in the business risk, internal audit and corporate restructuring sectors. From September 2004 to May 2005 Ms. Glazer was with Protiviti Inc. as a Manager of Business Risk and Internal Audit. From January 2001 to September 2004 Ms. Glazer was an Associate in the Insolvency and Business Restructuring group of RSM Richter Inc.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2006, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2006, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2006 were complied with.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company had an annual meeting in May 2006 and all of the Company directors were in attendance.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2006.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
NAME AND		(1)	BONUS	(2)	AWARDS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)

Rob Landau	2006	$13,531	$0	$349,000	$21,300	$383,831
CEO, President & Director	2005	$5,740	$0	$196,000	$18,755	$220,495

Mitchell Geisler	2006	$63,586	$9,999	$277,900	$17,750	$369,235
COO & Director	2005	$45,011	$5,000	$117,000	$15,629	$182,640
	2004	$36,000	$0	$0	$0	$36,000

Jacquelyn Glazer, CFO	2006	$68,269	$0	$25,000	$17,750	$110,019
	2005	$41,379	$0	$25,000	$15,629	$82,008

______________

 (1)  Amounts noted are actual amounts paid in 2006.  Annual compensation, per employment agreements, is as follows:

	2006	2005
Robert Landau	$12,000	$96,000
Mitchell Geisler	$66,000	$72,000
Jacquelyn Glazer	$79,000	$76,000

(2) Amounts noted are total share amounts issued in 2005 and 2006, including salary and bonus paid in shares. Annual bonus compensation paid in shares for 2005 and 2006, was as follows:

	2006	2005
Robert Landau	$252,000	$150,000
Mitchell Geisler	$252,000	$105,000
Jacquelyn Glazer	$25,000	$25,000

Grants of Plan Based Awards
Name	Grant Date	Number of Securities Underlying Options Granted	Exercise of Base Price ($/sh)
Robert Landau, CEO	6/30/2006	75,000	$0.30
Robert Landau, CEO	12/31/2006	75,000	$0.30
Mitch Geisler, COO	6/30/2006	62,500	$0.30
Mitch Geisler, COO	12/31/2006	62,500	$0.30
Jacquelyn Glazer, CFO	6/30/2006	62,500	$0.30
Jacquelyn Glazer, CFO	12/31/2006	62,500	$0.30

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

The Company has three executive officers, two of whom are the Company’s directors.  The Board of Directors serves as the Company’s compensation committee and in conjunction with Human Resources, initiates and approves most compensation decisions.  Annual bonuses for executives are determined by the Board of Directors.

The goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan and no deferred compensation arrangements.  The Company has not used a compensation consultant in any capacity.

Each of the three executive officers of the Company has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms which include but are not limited to; base salaries of cash and Company stock, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months severance on termination of the employee. The agreements are reviewed on an annual basis.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director.  There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

Other Compensation Arrangements

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 2,627,949 common shares under this plan during 2006.

On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Equity Performance Plan authorizing up to 3,000,000 shares of common stock for structuring compensation arrangements and to provide an equity incentive for employees and other consultants. We issued 1,353,157 common shares under this plan during 2005 and 1,283,333 common shares in 2006.

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

EMPLOYMENT AGREEMENTS

Each of the three executive officers of the Company has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms which include but are not limited to; base salaries, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months severance on termination of the employee. The agreements are reviewed on an annual basis.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	1,263,597 (3)	2.3%
Robert Landau (1)	16,830,057 (4)	30.2%
Jacquelyn Glazer (1)	283,633 (5)	0.5%
ZDG Holdings Inc. (2)	16,600,000	29.8%

All executive officers and directors as a group (one person)	18,377,287	33.0%

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

(1) The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 508, Toronto, Ontario, M5H 4E7.

(2) ZDG Holdings Inc.’s business address is 477 Richmond St. West #301, Toronto, Ontario, Canada, M5V 3E7.

(3) Includes 187,500 shares subject to currently exercisable options.

(4) Includes 225,000 shares subject to currently exercisable options.

(5) Includes 187,500 shares subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2006, the Company received various loans totaling $1,463,346 including accrued interest from ZDG Investments Limited, which owns 5,000 shares and is related to ZDG Holdings Inc. in order to fund the business operations.  There are two notes. The first is a secured note in the amount of $195,000 plus accrued interest due on August 27, 2007. The second note is for $1,200,000 and is unsecured, bearing 10% simple interest and due June 30, 2008. ZDG Investments has agreed to receive no repayment on the current notes, unless from cash flow generated by the Company, until the Series D convertible debentures are retired.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

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

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $43,977 for the fiscal year ended December 31, 2006 and $4,765 for the fiscal year ended December 31, 2005 to Mantyla McReynolds LLC, our independent accountants.

The Company paid financial statement review fees totaling $20,105 to Malone & Bailey, PC, as independent accountants for the fiscal year ended December 31, 2005.

Audit-Related Fees

None

Tax Fees

The Company paid tax fees totaling $2,190 for the fiscal year ended December 31, 2006 to Mantyla McReynolds LLC.

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	March 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer and Director	March 26, 2007
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	March 26, 2007
Mitchell Geisler

/s/ Jacquelyn Glazer	Chief Financial Officer	March 26, 2007
Jacquelyn Glazer