Form 10QSB
period 2007-03-31
PACIFIC GOLD CORP
filed 2007-05-18
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Transitional small business disclosure format (Check one):     Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2007, the Company had outstanding 59,647,970 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$45,164	$86,853
Restricted Cash	30,302	87,505
Accounts Receivable, net	15,112	407
Inventory	26,251	26,251
Prepaid Expenses	33,377	52,026
Total Current Assets	150,206	253,042

Property and Equipment:
Proved Development
Acquisition and Development Costs	373,888	371,043
Less: Accumulated Depletion	(300)	(300)
Probable Undeveloped	10,000	10,000
Equipment	4,190,642	3,817,767
Less: Accumulated Depreciation	(822,722)	(637,173)
Building	820,871	810,936
Less: Accumulated Depreciation	(111,165)	(89,806)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	4,564,884	4,386,137

Other Assets:
Deposits	28,311	62,792
Reclamation Bond	189,218	208,719
Total Other Assets	217,529	271,511
TOTAL ASSETS	$4,932,619	$4,910,690

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Balance Sheets
(continued)

	March 31, 2007	December 31, 2006
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$876,273	$1,270,096
Accrued Interest	110,986	68,346
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	2,382,259	2,733,442

Long Term Liabilities:
Convertible Debentures	878,950	2,210,883
Total Liabilities	3,261,209	4,944,325

Stockholders' (Deficit)/Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 200,000,000 shares authorized, 59,647,970 and 55,671,797shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	59,648	55,672
Additional Paid-in Capital	17,202,747	15,052,666
Retained Deficit	(15,590,985)	(15,141,973)
Total Stockholders' (Deficit)/Equity	1,671,410	(33,635)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,932,619	$4,910,690

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue:
Revenue – Mineral Sales	$-	$-
Production Costs	-	-
Gross Margin	-	-

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	376,933	572,615
Depreciation	216,287	130,715
Loss on Sale of Assets	50,042	55,627
Asset Write Down	55,970	-
Total Operating Expenses	699,232	758,957

Net Loss from Operations	(699,232)	(758,957)

Other Income and Expenses:
Interest Income	881	47
Gain on Extinguishment of Debt	809,927	-
Interest Expense	(560,643)	(2,242,787)
Total Other Income/Expenses	250,165	(2,242,740)

Income/(Loss) before income taxes	(449,067)	(3,001,697)
Provision for income taxes	-	-

Net Income/(Loss)	$(449,067)	$(3,001,697)

Basic and Diluted Earnings/(Loss) per Share	$(0.01)	$(0.07)

Weighted Average Shares Outstanding:
Basic and Diluted	51,262,387	42,818,043

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(449,067)	$(3,001,697)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation and Depletion	216,287	130,715
Non-cash Portion of Interest Paid on Convertible Debt	528,002	2,204,018
(Gain)/Loss on Sale of Equipment	50,042	55,627
(Gain) on Extinguishment of Debt	(809,927)	-
Common Stock Issued for Services	587,558	426,000
Changes in:
Accounts Receivable	(14,705)	58,327
Prepaid Expenses	18,649	-
Deposits	34,482	6,285
Accounts Payable	(393,823)	(344,609)
Accrued Interest	42,640	28,923
NET CASH (USED) BY OPERATING ACTIVITIES	(189,862)	(436,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(460,131)	$(356,116)
Investment in Reclamation Bond	19,500	-
Proceeds from Sale of Equipment	15,102	62,513
NET CASH (USED) BY INVESTING ACTIVITIES	(425,529)	(293,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Warrants	$160,000	$300,000
Proceeds from Convertible Debt, net	356,500	-
Proceeds from Stockholder Notes	-	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	516,499	330,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,892)	(400,014)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,358	642,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,466	$242,000

See accompanying notes to the financial statements

Pacific Gold Corp.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pacific Gold Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Security and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 – SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,497,361 to a shareholder as of March 31, 2007. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At March 31, 2007, accrued interest on the notes totaled $102,361.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

NOTE 3 – FINANCING

On February 26, 2007 Pacific Gold issued debentures with a face value of $2,440,000 and warrants to purchase up to 6,000,000 shares of common stock for net proceeds of $2,141,000 after fees and commissions of $299,000.  The Company received $1,035,000 of the gross proceeds on February 26, 2007 and subsequent to the end of the quarter, on April 11, 2007, it received a second advance of the proceeds of $805,000.  The balance of the proceeds will be received upon effectiveness of the Registration Statement filed by the Company.  A description of the notes is as follows:

•

Maturity:  The notes mature on February 26, 2009.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Prepayment Obligations:  The Company is required to make payments of $222,000, subject to certain adjustments, in cash or shares of common stock on Installment dates as defined in the Convertible Debenture starting on July 1, 2007.

•

Interest:  Interest accrues at 10% on the outstanding face value of the debenture.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $0.18.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

•

Warrant:  In connection with the financing, a warrant to purchase up to 6,000,000 shares of common stock, with an exercise price of $0.216 per share and expiring February 26, 2012.

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series D	$2,440,000

Less: proceeds not yet received	(1,405,000)
Less: Relative fair value[1] of:
Warrants	(398,466)
Beneficial Conversion Feature	(636,534)

Carrying amount of Series D note on February 26, 2007:	$-

Amortization of Discounts to March 31, 2007	46,205

Carrying amount of Series D note on March 31, 2007	$46,205

We have a registration payment arrangement with regard to the common stock issued in the private offering.  We were required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to the 120 days after the closing date.   Our registration statement was filed within the 45 day limit thus fulfilling part of this obligation.  In addition, we are required to use reasonable commercial efforts to maintain the registration statement's effectiveness and file additional registration statements in the future, to continue to provide to the sellers the opportunity to sell the shares of restricted stock that they may hold under the notes and warrants.

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 69%; Risk-free interest rate: 2%; Dividend yield of 0%.

In the event we do not satisfy the registration obligations of the registration rights agreement, (a "Registration Default"), we shall pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default.

The maximum penalty that we may incur under this registration payment arrangement is 18% of the aggregate investment amount, or $439,200.  Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.  We do not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements.

On April 12, 2006 Pacific Gold issued debentures with a face value of $6,100,000 and warrants for net proceeds of $3,507,500 after a discount of $2,592,500 including interest and commissions of $305,000.  On February 26, 2007, $1,800,000 of the debenture had been converted into common stock and the Company retired $2,700,000 of the debentures and $1,350,073 of the discount for $540,000 cash payment to one of the note holders. The Company also recorded a gain of $809,927 on the extinguishment of the debt. A description of the notes is as follows:

•

Maturity:  The notes mature on April 12, 2009.  The note-holder may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  The lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Interest:  Interest of $2,287,500 is represented by the discount on the full amount of the original debenture.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $1.00.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holders.

•

Warrants:  In connection with the financing, 6,400,000 warrants were issued with an exercise price of $0.30 per share and a 3-year life. During the quarter, 800,000 were repriced to $0.20 from their original exercise price of $0.30.  On March 1, 2007 the Company received proceeds of $160,000 to exercise the 800,000 warrants at $0.20.

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  The face value of the note was revised to reflect the extinguishment of a portion of the debt on February 26, 2007 and all conversions to that date.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value[1] of:
Discount	(2,592,500)
Warrants	(1,730,570)

Carrying amount of notes on April 12, 2006:	$1,776,930

Amortization of discounts to March 31, 2007	1,014,732
Accelerated amortization of discounts to March 31, 2007	1,191,010
Adjustment for early conversion at March 31, 2007	(1,800,000)
Adjustment for debt retired	(2,700,000)
Adjustment for discounted retired	1,350,073

Carrying amount of Series C notes at March 31, 2007	$832,745

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 103.7%; Risk-free interest rate: 2%; Dividend yield of 0%.

We have a registration payment arrangement with regard to the common stock issued in the private offering.  We were required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to 120 days after the closing date.   Our registration statement was filed within the 45 day limit thus fulfilling part of this obligation.  In addition, we are required to use reasonable commercial efforts to maintain the registration statement's effectiveness and file additional registration statements in the future, to continue to provide to the sellers the opportunity to sell the shares of restricted stock that they may hold under the notes and warrants.

In the event we do not satisfy the registration obligations of the registration rights agreement, (a "Registration Default"), we shall pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this registration payment arrangement is 1.6% of the aggregate investment amount, or $25,000.  Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.

We have incurred a penalty for the continuing effectiveness of the registration statement and have recorded a $1,000 liability on our financial statements for the quarter ended March 31, 2007.  We may incur additional penalties into the second fiscal quarter and will have to assess the amount of that liability at that time.

NOTE 4 – COMMON STOCK

At March 31, 2007 there were 5,600,000 warrants remaining to be exercised on the Series C note and 6,000,000 warrants outstanding on the Series D note.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to quarter-end the Company received $805,000 in gross proceeds payable under the Series D note agreement.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

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

Nevada Rae Gold, Inc.

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

During 2007, Fernley Gold anticipates a seismic survey and mine plan, followed by submission of its Plan of Operations.

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold for the quarter ended March 31, 2007.

Operating expenses for the quarter ended March 31, 2007 totaled $699,232.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $149,015 for the quarter.  Equipment operating costs, tools and materials of $27,250 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $78,126 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $20,732.  Advertising and public relations expenses totaled $2,340.  Interest expense totaled $560,643 for the quarter; of this amount, $526,628 was a non-cash expense that included amounts for accelerated interest and interest on the Series C and D Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended March 31, 2006 totaled $758,957. Primary expenses included labor of $239,138, depreciation of $130,715 and $2,242,787 in interest on notes payable, of this amount $2,204,018 was a non-cash expense that included amounts for accelerated interest and interest on the Convertible Debentures.  The remaining expenses relate to equipment repairs and rental, general administrative and stock transfer agent fees.

Liquidity and Capital Resources

Since inception to March 31, 2007, we have funded a portion of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder.  At March 31, 2007, we have unsecured loans from a shareholder in an aggregate amount of $1,497,361 including accrued interest. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007.  The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of March 31, 2007, our assets totaled $4,932,619, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,261,209, which consisted of the notes payable to shareholder of $1,497,361 including accrued interest, accounts payable of $876,273   and convertible debentures of $878,950.  We had shareholders’ equity of $1,671,410. Pacific Gold had no working capital at March 31, 2007.  Subsequent to March 31, 2007 we acquired working capital through the issuance of discounted convertible debentures and the sale of equity with gross total proceeds of $805,000.  The terms are discussed below.

On February 26, 2007, the Company sold $2,440,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $2,141,000 after expenses.  The Company paid $299,000 in commissions and expenses. The notes accrue interest at 10% per annum payable in shares of the Company or cash. The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $0.18 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion.  The warrants are exercisable at $0.216 per share until February 26, 2009.  The Debentures and Warrants were sold, and the common stock issuable on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to US accredited investors. In conjunction with the sale of the debentures we filed a registration statement on Form SB-2.

On April 12, 2006 the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures and warrants to purchase common stock.  As at March 31, 2007 $1,800,000 of the debenture had been converted into common stock and an additional $2,700,000 was retired for a cash payment of $540,000 to one of the note holders. The remaining $1,600,000 in face value has been recorded at its discounted value and the carrying amount reflects accretion of the note over its remaining life.

The Company will likely require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGULATED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2007, the Registrant sold $2,440,000 face amount of convertible original discount debentures and 6,000,000 common stock purchase warrants for net proceeds after expenses of $2,141,000. The issuance was made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to one US investor, which certified to the Registrant that it was an accredited investor and that it had the ability to assess an investment in the Registrant.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau
Chief Executive Officer

Date:	May 18, 2007