Form 10QSB
period 2007-06-30
PACIFIC GOLD CORP
filed 2007-08-20
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

Commission File Number      000-32629

PACIFIC GOLD CORP.

 (Exact name of registrant as specified in charter)

Nevada	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 South Meadows Parkway #20, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code           (416) 214-1483

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007, the Company had outstanding 61,499,637 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheet

	June 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$533,220	$86,853
Restricted Cash	30,388	87,505
Accounts Receivable, net	-	407
Inventory	52,364	26,251
Prepaid Expenses	12,989	52,026
Total Current Assets	628,961	253,042

Property and Equipment:
Proved Development
Acquisition and Development Costs	379,888	371,043
Less: Accumulated Depletion	(300)	(300)
Probable Undeveloped	10,000	10,000
Equipment	3,859,593	3,817,767
Less: Accumulated Depreciation	(887,410)	(637,173)
Building	756,222	810,936
Less: Accumulated Depreciation	(125,410)	(89,806)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	4,096,253	4,386,137

Other Assets:
Deposits	28,398	62,792
Reclamation Bond	189,218	208,719
Total Other Assets	217,616	271,511
TOTAL ASSETS	$4,942,830	$4,910,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$632,927	$1,270,096
Accrued Interest	191,765	68,346
Notes Payable – Shareholder	1,395,000	1,395,000
Total Current Liabilities	2,219,692	2,733,442

Long Term Liabilities:
Convertible Debenture	1,452,710	2,210,883
Total Liabilities	3,672,402	4,944,325

Stockholders’ Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 60,021,859 and 55,671,797 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	60,022	55,672
Additional Paid-in Capital	18,382,771	15,052,666
Retained Deficit	(17,172,365)	(15,141,973)
Total Stockholders’ Equity	1,270,428	(33,635)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,942,830	$4,910,690

See accompanying notes to financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue:
Revenue - Mineral Sales	$-	$-	$-	$-
Production Costs	2,354	-	2,354	-
Gross Margin	(2,354)	-	(2,354)	-

Operating Expenses:
Mineral Rights Expense	-	-	-	-
General and Administrative	469,937	660,823	846,870	1,233,438
Depreciation	182,524	167,003	398,811	297,719
Loss on Sale of Assets	254,685	-	304,727	55,627
Asset Write Down	141,528	146,130	197,499	146,130
Total Operating Expenses	1,048,674	973,956	1,747,907	1,732,914

Net Loss from Operations	(1,051,028)	(973,956)	(1,750,261)	(1,732,914)

Other Income and Expenses:

Interest Income	86	128	968	176
Gain on Extinguishment of Debt	-	-	809,927	-
Interest Expense	(530,438)	(761,983)	(1,091,081)	(3,004,770)
Total Other Income/Expenses	(530,352)	(761,855)	(280,186)	(3,004,594)

Income/(Loss) before income taxes	(1,581,380)	(1,735,811)	(2,030,447)	(4,737,508)
Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(1,581,380)	$(1,735,811)	$(2,030,447)	$(4,737,508)

Basic and Diluted Earnings/(Loss) per Share	$(0.03)	$(0.03)	$(0.03)	$(0.10)

Weighted Average Shares Outstanding:
Basic and Diluted	59,680,497	52,417,578	59,204,253	47,695,015

See accompanying notes to the financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(2,030,447)	$(4,737,508)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation and Depletion	398,811	297,719
Non-cash Portion of Interest accreted on Convertible Debt	1,022,286	2,929,880
(Gain)/Loss on Sale of Equipment	304,727	55,627
(Gain) on Extinguishment of Debt	(809,927)	-
Common Stock Issued for Services	698,558	763,365
Stock Based Compensation	-	35,000
Changes in:
Accounts Receivable	407	58,327
Inventory	(26,114)	(27,824)
Prepaid Expenses	39,037	(63,870)
Deposits	34,394	67,715
Accounts Payable	(637,169)	(289,572)
Accrued Interest	123,420	(38,726)
NET CASH (USED) BY OPERATING ACTIVITIES	(882,017)	(949,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(595,355)	$(1,790,889)
Investment in Reclamation Bond	19,500	(19,500)
Proceeds from Sale of Equipment	81,121	62,512
NET CASH (USED) BY INVESTING ACTIVITIES	(494,734)	(1,747,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Shareholder Notes Payable	$-	$(372,308)
Proceeds from Notes Payable		3,507,500
Proceeds from Exercise of Warrants	160,000	433,333
Proceeds from Convertible Debt, net	1,606,000	-
Proceeds from Stockholder Notes		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,766,000	3,568,525

NET CHANGE IN CASH AND CASH EQUIVALENTS	389,250	870,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,358	642,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$563,608	$1,512,795

See accompanying notes to the financial statements

Pacific Gold Corp.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pacific Gold Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,532,140 to a shareholder as of June 30, 2007. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At June 30, 2007, accrued interest on the notes totaled $137,140.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operating income.

NOTE 3 - FINANCING

On February 26, 2007, Pacific Gold issued debentures with a face value of $2,440,000 and warrants to purchase up to 6,000,000 shares of common stock for net proceeds of $2,141,000 after fees and commissions of $299,000.  The Company received $1,035,000 of the gross proceeds on February 26, 2007, $805,000 on April 11, 2007 and it received the final advance of proceeds of $600,000 on June 25,2007. A description of the notes is as follows:

•

Maturity:  The notes mature on February 26, 2009.  The note-holder may elect at any time to convert its notes into shares of common stock at the conversion price (as described below).  The lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

•

Prepayment Obligations:  The Company is required to make payments of $222,000, subject to certain adjustments, in cash or shares of common stock on installment dates as defined in the Convertible Debenture starting on July 1, 2007. The note holder has the option to defer payments until the maturity of the note.

•

Interest:  Interest accrues at 10% on the outstanding face value of the debenture.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $0.18.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holder.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series D	$2,440,000

Less: proceeds not yet received	(1,405,000)
Less: Relative fair value[1] of:
Warrants	(398,466)
Beneficial Conversion Feature	(636,534)

Carrying amount of Series D note on February 26, 2007:	$-

Amortization of Discounts to March 31, 2007	46,205

Carrying amount of Series D note on March 31, 2007	$46,205

Additional Proceeds to June 30,2007	1,405,000
Discounts for Warrants & Beneficial Conversion Feature	(1,255,898)
Convert to shares to June 30, 2007	(25,000)
Amortization of Discount to June 30, 2007	342,099

Carrying amount of Series D note at June 30, 2007:	$512,406

We have a registration payment arrangement with regard to the common stock issued in the private offering.  We were required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to the 120 days after the closing date.   Our registration statement was filed within the 45 day limit and became effective prior to the 120 days. In addition, we are required to use reasonable commercial efforts to maintain the registration statement's effectiveness and file additional registration statements in the future, to continue to provide to the sellers the opportunity to sell the shares of restricted stock that they may hold under the notes and warrants.

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

On April 12, 2006, Pacific Gold issued debentures with a face value of $6,100,000 and warrants for net proceeds of $3,507,500 after a discount of $2,592,500 including interest and commissions of $305,000.  On February 26, 2007, $1,800,000 of the debentures had been converted into common stock, and the Company retired $2,700,000 of the debentures and $1,350,073 of the discount for $540,000 cash payment to one of the note holders. The Company also recorded a gain of $809,927 on the extinguishment of the debt. A description of the notes is as follows:

•

Maturity:  The outstanding note matures on April 12, 2009.  The note-holder may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  The lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

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

•

Warrants:  In connection with the financing, 6,400,000 warrants were issued with an exercise price of $0.30 per share and a 3-year life. During the quarter, 800,000 warrants were reset to $0.20 per warrant from their original exercise price of $0.30 each.  On March 1, 2007, the Company received proceeds of $160,000 to exercise the 800,000 warrants priced at $0.20.

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  The face value of the note was revised to reflect the extinguishment of a portion of the debt on February 26, 2007, and all conversions to that date.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value[1] of:
Discount	(2,592,500)
Warrants	(1,730,570)

Carrying amount of notes on April 12, 2006:	$1,776,930

Amortization of discounts to March 31, 2007	1,014,732
Accelerated amortization of discounts to March 31, 2007	1,191,010
Adjustment for early conversion at March 31, 2007	(1,800,000)
Adjustment for debt retired	(2,700,000)
Adjustment for discounted retired	1,350,073

Carrying amount of Series C notes at March 31, 2007	$832,745

Amortization of Discounts to June 30, 2007	107,559

Carrying amount of Series C notes at June 30, 2007:	940,304

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

In the event we do not satisfy the registration obligations of the registration rights agreement, (a "Registration Default"), we shall pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this registration payment arrangement is 1.0% of the aggregate investment amount, or $26,200.  Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.

We incurred a penalty for the continuing effectiveness of the registration statement and recorded a $1,000 liability on our financial statements for the quarter ended March 31, 2007. There were no additional penalties in the second quarter.

NOTE 4 – COMMON STOCK

At June 30, 2007 there were 5,600,000 warrants remaining to be exercised on the Series C note and 6,000,000 warrants outstanding on the Series D note.

In January 2007, there were 500,000 common shares issued for conversion of Series C convertible notes.

On March 7, 2007, 800,000 warrants associated with the Series C convertible notes were exercised for gross proceeds of $160,000 to the Company.

On March 8, 2007, 2,676,172 common shares were issued for services to employees and consultants.

On June 14, 2007, 35,000 common shares were issued for conversion of Series D convertible notes.

On June 18, 2007, 200,000 common shares were issued for services to employees.

On June 29, 2007, 138,889 common shares were issued for conversion of Series D convertible notes.

NOTE 5 – SUBSEQUENT EVENTS

On July 3, 2007, 600,000 common shares were issued for conversion of Series C convertible notes.

On July 16, 2007, 277,778 common shares were issued for conversion of Series D convertible notes.

On July 17, 2007, 600,000 common shares were issued for conversion of Series C convertible notes.

On July 23, 2007, 555,556 common shares were issued for conversion of Series D convertible notes.

On August 8, 2007, 600,000 common shares were issued for conversion of Series C convertible notes.

NOTE 6- RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had a retained deficit of ($17,172,365), negative working capital of ($1,590,731) and negative cash flows from operations of ($882,017) raising substantial doubt about its ability to continue as a going concern.  During the year to date, the Company has financed its operations through the sale of securities, issuance of debt and loans from a shareholder.

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

During the second quarter of 2007, the Company concentrated on installation of the new systems and equipment to be installed at the Black Rock Canyon Mine. At the end of the reporting period the equipment had been installed, however it was not operating as per the designs of the suppliers. The Company is exploring all of its options with regards to rectifying the situation so as to improve operating capacity and effectiveness both for the short and long term. Mining operations were set to resume at the beginning of the third quarter.

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

Due to delays at the Black Rock Canyon Mine operated by Nevada Rae Gold the Company has had to adjust its time frame for implementing its plans at the Butcher Boy project. During late 2007 and early 2008, Fernley Gold anticipates a seismic survey and mine plan, followed by submission of its Plan of Operations.

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold for the quarter ended June 30, 2007.

Operating expenses for the quarter ended June 30, 2007, totaled $1,048,674.  The Company incurred labor, fuel and productions costs associated with the various mining activities.  Inventory produced in the quarter was $467,336. Inventory was written down by $141,528 to reflect the proper cost of gold on hand at the end of the quarter. Equipment operating costs, tools and materials of $65,643 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $87,369 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $25,076.  Advertising and public relations expenses totaled $39,599.  Interest expense totaled $530,438 for the quarter; of this amount, $495,659 was a non-cash expense that included amounts for accelerated interest and interest on the Series C and D Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended June 30, 2006, totaled $973,958. Primary expenses included general administrative expenses of $660,823, depreciation of $167,003, and asset write downs of $146,130. Additionally there was $761,983 in interest on notes payable, of this amount $725,838 was a non-cash expense that included amounts for accelerated interest and interest on the Convertible Debentures.  The remaining expenses relate to equipment repairs and rental, and general administrative expenses.

Liquidity and Capital Resources

Since inception to June 30, 2007, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder.  At June 30, 2007, we have unsecured loans from a shareholder in an aggregate amount of $1,532,140 including accrued interest. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007.  The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of June 30, 2007, our assets totaled $4,942,830, which consisted primarily of mineral rights, land and water rights, state bonds and related equipment. Our total liabilities were $3,672,402, which consisted of the notes payable to shareholder of $1,532,140 including accrued interest, accounts payable of $632,927 and convertible debentures of $1,452,710. We had shareholders’ equity of $1,270,428. Pacific Gold had no working capital at June 30, 2007.

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

On April 12, 2006 the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures and warrants to purchase common stock.  As at June 30, 2007 $1,800,000 of the debenture had been converted into common stock and an additional $2,700,000 was retired for a cash payment of $540,000 to one of the note holders. The remaining $1,600,000 in face value has been recorded at its discounted value and the carrying amount reflects accretion of the note over its remaining life.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Substantially all the assets of the Company are pledged to one of the holders of outstanding debentures which may make it difficult to obtain additional funding for operations and expansion.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended June 30, 2007.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter the Company stayed its action against Fabick Cat in Ontario, on a without prejudice basis, and paid costs to Fabick of $8,500 CDN. Subsequently the Company has re-filed its claim against Fabick in the state of Nevada.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 138,889 shares of common stock on conversion of the convertible debentures issued February 28, 2007.  The conversion rate was $0.18 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $25,000 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter the Company held its annual meeting of shareholders. At the meeting Rob Landau was elected as a director by a vote of 53,840,334 to 996,191, and Mitch Geisler was elected as a director by a vote of 54,158,350 to 678,180. Additionally the shareholders approved by a vote of 51,829,244 to 2,617,254 with 390,031 abstentions to amend the articles of incorporation to increase the capital stock from 200 million authorized common shares to 500 million authorized common shares, and the shareholders voted by a vote of 25,643,062 to 1,418,235 with 202,280 abstentions to approve the 2007 Equity Performance Plan.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau
Chief Executive Officer and Acting Chief Financial Officer

Date:	August 20, 2007