Form 10QSB
period 2007-09-30
PACIFIC GOLD CORP
filed 2007-11-19
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2007, the Company had outstanding 70,699,451 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheet

	September 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$-	$86,853
Restricted Cash	29,261	87,505
Accounts Receivable, net	30,014	407
Inventory	33,755	26,251
Prepaid Expenses	38,079	52,026
Total Current Assets	131,109	253,042

Property and Equipment:
Proved Development
Acquisition and Development Costs	410,763	371,043
Less: Accumulated Depletion	(322)	(300)
Probable Undeveloped	10,000	10,000
Equipment	3,876,841	3,817,767
Less: Accumulated Depreciation	(1,066,943)	(637,173)
Building	759,533	810,936
Less: Accumulated Depreciation	(145,238)	(89,806)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	3,948,304	4,386,137

Other Assets:
Deposits	25,699	62,792
Reclamation Bond	189,218	208,719
Total Other Assets	214,917	271,511
TOTAL ASSETS	$4,294,330	$4,910,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$973,482	$1,270,096
Accrued Interest	277,544	68,346
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	2,646,026	2,733,442

Long Term Liabilities:
Convertible Debenture	1,443,205	2,210,883
Total Liabilities	4,089,231	4,944,325

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 64,484,461and 55,671,797 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	64,484	55,672
Additional Paid-in Capital	19,218,308	15,052,666
Retained Deficit	(19,077,693)	(15,141,973)
Total Stockholders' Equity	205,099	(33,635)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,294,330	$4,910,690

See accompanying notes to financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Revenue - Mineral Sales	$117,336	$75,015	$117,336	$75,015
Production Costs	262,120	342,427	264,474	342,427
Gross Margin	(144,784)	(267,412)	(147,138)	(267,412)

Operating Expenses:
Mineral Rights Expense	-	-	-	-
General and Administrative	570,309	567,964	1,417,179	1,801,402
Depreciation	199,384	255,493	598,194	553,212
Loss on Sale of Assets	51,414	4,124	304,727	59,751
Asset Write Down	23,251	-	272,163	146,130
Total Operating Expenses	844,358	827,581	2,592,263	2,560,495

Net Loss from Operations	(989,142)	(1,094,993)	(2,739,401)	(2,827,907)

Other Income and Expenses:
Interest Income	86	3,607	1,054	3,783
Gain on Extinguishment of Debt	-	-	809,927	-
Interest Expense	(916,274)	(1,239,541)	(2,007,355)	(4,244,311)
Total Other Income/Expenses	(916,188)	(1,235,934)	(1,196,374)	(4,240,528)

Income/(Loss) before income taxes	(1,905,330)	(2,330,927)	(3,935,776)	(7,068,435)
Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(1,905,330)	$(2,330,927)	$(3,935,776)	$(7,068,435)

Basic and Diluted Earnings/(Loss) per Share	$(0.03)	$(0.04)	$(0.06)	$(0.14)

Weighted Average Shares Outstanding:
Basic and Diluted	62,635,105	54,228,242	60,980,595	49,896,688

See accompanying notes to the financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(3,935,776)	$(7,068,435)
Adjustments to Reconcile Net Income/(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	598,194	553,212
Non-cash Portion of Interest Paid on Convertible Debt	1,798,156	4,137,334
(Gain)/Loss on Sale of Equipment	304,727	59,751
(Gain) on Extinguishment of Debt	(809,927)	-
Common Stock Issued for Services	698,558	1,020,365
Stock Based Compensation	-	35,000
Changes in:
Accounts Receivable	(29,609)	50,874
Inventory	(7,504)	(26,347)
Prepaid Expenses	13,947	(72,889)
Deposits	37,094	58,306
Accounts Payable	(296,614)	(357,886)
Accrued Interest	209,199	(6,663)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,419,555)	(1,617,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(592,165)	$(2,434,237)
Investment in Reclamation Bond	19,500	(19,501)
Proceeds from Sale of Equipment	81,123	69,966
NET CASH (USED) BY INVESTING ACTIVITIES	(491,542)	(2,383,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	$-	$(372,308)
Proceeds from Notes Payable	-	3,702,500
Proceeds from Exercise of Warrants	160,000	433,333
Proceeds from Convertible Debt, net	1,606,000	-
Proceeds from Stockholder Notes	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,766,000	3,763,525

NET CHANGE IN CASH AND CASH EQUIVALENTS	(145,097)	(237,625)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,358	642,014

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,261	$404,389

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

NOTE 2 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,567,302 to a shareholder as of September 30, 2007. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At September 30, 2007, accrued interest on the notes totaled $172,302.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operating income.

NOTE 3 - FINANCING

On February 26, 2007, Pacific Gold issued debentures with a face value of $2,440,000 and warrants to purchase up to 6,000,000 shares of common stock for net proceeds of $2,141,000 after fees and commissions of $299,000.  The Company received $1,035,000 of the gross proceeds on February 26, 2007, $805,000 on April 11, 2007 and it received the final advance of proceeds of $600,000 on June 25, 2007. A description of the notes is as follows:

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

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series D	$2,440,000

Less: proceeds not yet received	(1,405,000)
Less: Relative fair value [1] of:
Warrants	(398,466)
Beneficial Conversion Feature	(636,534)

Carrying amount of Series D note on February 26, 2007:	$-

Amortization of Discounts to March 31, 2007	46,205

Carrying amount of Series D note on March 31, 2007	$46,205

Additional Proceeds to June 30,2007	1,405,000
Discounts for Warrants & Beneficial Conversion Feature	(1,255,898)
Convert to shares to June 30, 2007	(25,000)
Amortization of Discount to June 30, 2007	342,099
Carrying amount of Series D note at June 30, 2007:	$512,406

Convert to shares to September 30, 2007	(372,000)
Amortization of Discount to September 30, 2007	561,324
Carrying amount of Series D note at September 30, 2007	$701,730

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

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  The face value of the note was revised to reflect the extinguishment of a portion of the debt on February 26, 2007, and all conversions to that date.  A summary of the carrying value of the notes is as follows:

Face value – Series C	$6,100,000

Less: Relative fair value [1] of:
Discount	(2,592,500)
Warrants	(1,730,570)

Carrying amount of notes on April 12, 2006:	$1,776,930

Amortization of discounts to March 31, 2007	1,014,732
Accelerated amortization of discounts to March 31, 2007	1,191,010
Adjustment for early conversion at March 31, 2007	(1,800,000)
Adjustment for debt retired	(2,700,000)
Adjustment for discounted retired	1,350,073

Carrying amount of Series C notes at March 31, 2007	$832,745

Amortization of Discounts to June 30, 2007	107,559

Carrying amount of Series C notes at June 30, 2007:	$940,304

Conversion to shares at September 30, 2007	(468,000)
Amortization of Discounts to September 30, 2007	269,171

Carrying amount of Series C notes at September 30, 2007	$741,475

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

We incurred a penalty for the continuing effectiveness of the registration statement and recorded a $1,000 liability on our financial statements for the quarter ended March 31, 2007. There were no additional penalties in the second or third quarter.

NOTE 4 – COMMON STOCK

At September 30, 2007 there were 5,600,000 warrants remaining to be exercised on the Series C note and 6,000,000 warrants outstanding on the Series D note.

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

On August 7, 2007, 600,000 common shares were issued for conversion of Series C convertible notes.

On September 4, 2007, 1,829,268 common shares were issued for the monthly installment payment due on the Series D convertible notes.

NOTE 5 – SUBSEQUENT EVENTS

On October 1, 2007, 2,320,233 shares were issued for the monthly installment payment due on the Series D convertible notes.

On October 2, 2007 4,861 common shares were issued for payment on the Series D convertible notes.

On October 15, 2007, 250,000 common shares were issued as payment for services to an employee.

On October 30, 2007, 150,000 common shares were issued as payment for services.

On November 1, 2007, 2,489,906 common shares were issued for payment on the Series D convertible notes.

On November 5, 2007, 1,000,000 common shares were issued as payment for services.

On October 5, 2007 the Company sold a $450,000 in principal amount of discounted convertible debenture (“Debenture”) and a warrant to purchase common stock (“Warrant”) for an aggregate payment to the Company of $300,000, after deduction for the interest discount. The Debenture is due October 5, 2010, and has an effective simple interest rate of 16.7%, prepaid by original issue discount, with an effective interest rate of 14.47%.  The principal amount due may be converted into shares of common stock at any time by the holder at an initial conversion rate of $0.18 per share.  The amount of principal that may be converted at any one time by the investor is limited to 9.99% of the outstanding number of shares of common stock of the Company immediately after the conversion. The Company has agreed to liquidated damages and other damages for failure to effect the conversion or to deliver the certificates.  The conversion price will be subject to adjustment for regular corporate events and reduced to equal the selling price of, or exercise – conversion price for, common stock sold or issuable after October 5, 2007, at less than $0.18.  The conversion price also may be adjusted in the future based on the average of the last three conversions of the currently outstanding debentures issued in the February 2007 debenture offering, if the average is less than $.18.

The Warrant may be exercised for an aggregate of 450,000 shares of common stock until October 5, 2010, at $0.18 per share.  The warrants may be exercised by a holder at any one time for up to a maximum of 9.99% of the outstanding number of shares of common stock of the Company immediately after exercise.  The exercise price may be paid on a cashless basis in certain limited circumstances, and it will be subject to adjustment for regular corporate events and reduced to equal the selling price of, or exercise – conversion price for, common stock sold or issuable after October 5, 2007, at less than $.18.

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

NOTE 7- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2007, the Company had a retained deficit of ($19,077,693), negative working capital of ($2,514,918) and negative cash flows from operations of ($1,419,555) raising substantial doubt about its ability to continue as a going concern.  During the year to date, the Company has financed its operations through the sale of securities, issuance of debt and loans from a shareholder.

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

During the third quarter of 2007, the Company operated the mine on a full time basis. The mine showed production throughput of approximately 6,700 yards in July, 11,000 yards in August and 10,000 yards in September. Production was well below anticipated targets primarily due to the failure of the new dewatering screen that was installed in the second quarter. At the end of the quarter the Company temporarily shut down the Black Rock Canyon mine so as to disconnect the failed dewatering system and order a new system from another manufacturer. The Company plans to restart production as soon as the new system is installed.

The Company plans to take full legal recourse against the manufacturer of the dewatering system that was installed for costs and loss of business.

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

Resource calculations from a feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO 3 ) of combined proven, probable and possible ore, or approximately 35,000 tons of WO 3 .

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

In the third quarter of 2007 the Company received a bid for the seismic survey for its claims and the Company plans to begin this work in the first quarter of 2008.

Financial Condition and Changes in Financial Condition

The Company had revenues from the sale of gold in the amount of $117,336 for the quarter ended September 30, 2007.

Operating expenses for the quarter ended September 30, 2007, totaled $844,358.  The Company incurred labor, fuel and productions costs associated with the various mining activities.  Inventory produced in the quarter was $262,120. Inventory was written down by $51,414 to reflect the proper cost of gold on hand at the end of the quarter. Equipment operating costs, tools and materials of $104,678 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $113,720 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $23,102.  Advertising and public relations expenses totaled $33,270.  Interest expense totaled $916,274 for the quarter; of this amount, $830,495 was a non-cash expense that included amounts for accelerated interest and interest on the Series C and D Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended September 30, 2006, totaled $827,581. Primary expenses included general administrative expenses of $567,964, and depreciation of $255,493. Additionally there was $1,239,541 in interest on notes payable, of this amount $1,207,478 was a non-cash expense that included amounts for accelerated interest and interest on the Convertible Debentures.  The remaining expenses relate to equipment repairs and rental, and general administrative expenses.

Liquidity and Capital Resources

Since inception to September 30, 2007, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At September 30, 2007, we have unsecured loans from a shareholder in an aggregate amount of $1,567,302 including accrued interest. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007.  The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of September 30, 2007, our assets totaled $4,294,330, which consisted primarily of mineral rights, land and water rights, state bonds and related equipment. Our total liabilities were $4,809,231, which consisted of the notes payable to shareholder of $1,567,302 including accrued interest, accounts payable of $973,482 and convertible debentures of $1,443,205. We had shareholders’ equity of $205,099. Pacific Gold had no working capital at September 30, 2007.

On February 26, 2007, the Company sold $2,440,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $2,141,000 after expenses.  The Company paid $299,000 in commissions and expenses. The notes accrue interest at 10% per annum payable in shares of the Company or cash.  As at September 30, 2007, the Company had recorded $105,243 in accrued interest.  The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $0.18 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion.  The warrants are exercisable at $0.216 per share until February 26, 2009.  During the quarter ended September 30, 2007, $372,000 of the Debenture had been converted into common shares.   The Debentures and Warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to US accredited investors. In conjunction with the sale of the debentures we filed a registration statement on Form SB-2.

On April 12, 2006 the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures and warrants to purchase common stock.  As at June 30, 2007 $1,800,000 of the debenture had been converted into common stock and an additional $2,700,000 was retired for a cash payment of $540,000 to one of the note holders. During the quarter ended September 30, 2007, an additional $468,000 of the note was converted into common shares.  The remaining $1,132,000 in face value has been recorded at its discounted value and the carrying amount reflects accretion of the note over its remaining life.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Substantially all the assets of the Company are pledged to one of the holders of outstanding debentures which may make it difficult to obtain additional funding for operations and expansion.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended September 30, 2007.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter the Company re-filed its claim against Fabick CAT in the state of Nevada. Fabick CAT is fighting jurisdiction in Nevada and the motion is set for a hearing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 2,662,602 shares of common stock on conversion of the convertible debentures issued February 28, 2007.  The conversion rate was $0.18 per share for 833,334 common shares and $0.12 for the remaining 1,829,268 common shares, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $372,000 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau
Chief Executive Officer and Acting Chief Financial Officer

Date:	November 19, 2007