Form 10KSB/A
period 2006-12-31
PACIFIC GOLD CORP
filed 2008-01-09
CIK 1137855

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

The property consists of federal mining claims and leased private land. The federal mining claims are managed by the BLM and require annual renewal payments prior to September 1st. The leased ground requires the Company to pay advanced royalty payments each year and a royalty from production.

The area is accessible by state highway 306 an all-weather asphalt road and about 22 miles south from Interstate 80.  The property where the prospects are located has an all weather gravel road established in the 1970’s for prior mining operations of barite.  The prospects also have access to electricity and water sufficient for exploration, development and later extractive and milling activities if warranted and undertaken.

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

During 2005, Nevada Rae built a mining and milling facility at the Black Rock Canyon Mine. The plant was newly built in 2005 and had some equipment installed in 2006. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage, additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security camera’s that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, a 3 deck screen, trommels, Knelson gravity bowls, jigs, dewatering system, and a variety of pumps, cyclones and small equipment. The Company maintains a fleet of approximately 10 pieces of earth moving equipment including, bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by Sierra Pacific and via 2 water wells which the Company owns.

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

To date the Company has invested approximately $3,000,000 into Nevada Rae Gold.

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

Fernley Gold, Inc.

Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy.  The area known for placer gold mineralizations, and commonly referred to as the Olinghouse Placers, has a rich mining history.  The lease includes two water wells and water rights. The Company is required to make monthly lease payments to the property owner and annual BLM fees in order to keep the project in good standing.

Location

The property is accessible from the junction of paved State Route 34 (447) approximately 1.5 miles north-west of the town of Wadsworth, Nevada, onto a county-maintained gravel road which runs several miles west into the Olinghouse Canyon. The Mine access road begins at the midpoint of the Olinghouse road heading north approximately two miles to the site.

Regional Geology

The area is dominated by the Pah Rah mountain range which has reliefs of 6,000 feet above sea level. Frankfree Canyon drains the portion of the range immediately to the west of the mine site. Frankfree Canyon opens into an alluvial fan which spreads to the east and extends down slope for about two miles to the mine site, then it continues to the Truckee River some five miles below the mine site. The mine is located at 4,600 feet above sea level.

The district lies within the Walker Lake structural zone, a major right-lateral shear zone that extends for several hundred miles from Southern California to southern Oregon, and is several miles wide. The Walker Lake represents the western margin of the Basin and Range structural province. Large alluvial fans including Frankfree Canyon were shed off the fault-block ranges as they were uplifted.

The Butcher Boy placer mine is hosted by a distinctive conglomerate sequence of pliopleistocene age. This conglomerate sequence was derived from erosion of the Olinghouse mining district where free gold occurs in quartz veins in prophylitized volcanic rocks.

The mine unit that hosts the gold ore was deposited on a bedrock of clay-altered volcanic rocks similar to those exposed in the lower foothills above the mine. Drilling and mining have shown the bedrock to be clay-altered almost everywhere in the mine area; occasional areas of silicification of the bedrock occur.

The mine unit is overlain by an overburden sequence that varies from 12–30’ in thickness.

Exploration

Previous Drilling: During the late 1930’s Goldhill Dredging, and in the 1980’s Southern Pacific completed extensive drilling and very accurate testing of the deposit. The purpose of this drilling was to delineate the placer gold reserves present. About ½ of the holes penetrated the gravel to the bedrock. The maximum hole depths were on the order of 120 feet below the surface. Drill holes within the area of the deposit were located on the least 100’ centers and 100’ line spacings.

In  the 1960’s Watts, Griffith, and McQuat, a Canadian consulting firm, drilled several 30” diameter holes in the central orebody.

The most recent drilling was performed by New Gold and American Resources by Vaughn Construction in the late 1980’s and early 1990’s.

In 2006 The Company dug and sampled trenches on the property to confirm the gold grade of the reports from drilling in the 1980’s and 1990’s.

Resource Estimates

Mining of the deposit has exposed the ore gravels allowing a more accurate interpretation of the cuttings returned from drilling than before. For instance, there is a coarse boulder layer of gravel in the middle of the deposit that the results from the drilling showed low values, but when processed, this gravel was the highest grade in the zone, likely caused by the presence of nuggets.

Mining to-date has confirmed that the highest grades (0.021–0.026 ounces per cubic yard) are controlled by: 1) bends in the channels which controlled the deposition of the pay gravels; 2) bedrock faults which act as mega-riffles to concentrate gold in topographic breaks caused by the faults; and 3) intersections of bedrock channels and the bedrock faults.

The bedrock topography can predict where high grade zones will occur. These zones occur regularly throughout the deposit’s location, which is now known to be almost continuous over an area of 5,000 feet x 1,200 feet, and which (based on widely spaced drilling) may be 50% larger. Overburden depths are variable from 12’ to about 25’, yielding a lifetime waste/ore stripping ratio of 0.5/1.0.

Pilot Mountain Resources Inc.

In August 2005, Pacific Gold Corp. established a new subsidiary called Pilot Mountain Resources Inc. Pilot Mountain acquired Project W.  Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles south-east of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

Resource calculations from a 1981 pre-feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO3) of mineralized material, or approximately 35,000 tons of WO3.

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

Other Projects

Through its other subsidiaries the company has other federal mining claims that at this point in time the Company has deemed to be non-material for the purposes of this report. Once such claims have been thoroughly examined and detailed reports prepared, if the projects are deemed to be material, the Company will add descriptions of the properties to future reports and filings.

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

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for 1 year and require a renewal prior to September 1st each year.

Pacific Gold Corp.

The head office of Pacific Gold is located at 477 Richmond Street West Suite 301, Toronto Ontario, M5V 3E7.  The Company currently has a five-year lease that expires in January, 2012.  Pacific Gold pays $6,597 Canadian dollars per month in rent.

Nevada Rae Gold, Inc.

Nevada Rae Gold, Inc. has staked 67 placer claims and 13 lode claims (BLM file no. NMC851395 and NMC0927489) covering approximately 1,340 acres in Lander County, Nevada. The Company also owns 13.67 acres of land in Lander County, Nevada.

In addition, the Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. Nevada Rae must pay an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year.  If the lease is renewed, the annual advance royalty is $20,000.  The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

In July 2006, Nevada Rae Gold entered into a one-year lease agreement with Chap Enterprises LLC for a residential property in Elko, Nevada for the use of its engineers when traveling.  The Company pays $700 per month and placed a $500 security deposit with the landlord.

Oregon Gold, Inc.

Oregon Gold, Inc. has 14 placer claims (BLM file no. ORMC 158063,157905,157701,25199,152700,153832,82639,82640,154000,148130,144909 and 142540) covering approximately 280 acres in Josephine County, Oregon. Included in these claims is the Defiance Mine, a fully permitted, previously operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size. The Company has a 5% net smelter royalty payable only on the 37.5 acres covered by the Defiance Mine.

Fernley Gold, Inc.

Fernley Gold leased 640 acres, including 35 placer claims (BLM file no. NMC48238 and NMC242196), with the exclusive right to mine for placer, lode and other minerals and metals, located 34 miles east of Reno, Nevada.  The lease includes two water wells and water rights.  The initial agreement is for a period of five years, with Fernley Gold having the exclusive right to renew the lease on the existing terms.  Fernley Gold made a one-time payment of $10,000 to acquire the lease, followed by two quarterly payments of $500, and currently makes payments of $1,000 each month.  The monthly payments are applied towards the royalty fees that will become due to the Lessor.  According to the royalty fee structure, the Company will pay 6% of the gross value of the recovered ore, less smelter expenses, when the price of spot gold is below $400 per ounce on the world market.  When gold is above the $400 threshold, the Company will pay a 10% royalty.

Pilot Mountain Resources, Inc.

The company owns 45 lode claims (BLM file no. NMC 111111) purchased in August 2005, within the project area covering approximately 900 acres.  In connection with its acquisition of the claims, Pacific Gold and Pilot Mountain are required to pay Platoro West Incorporated a 2% gross royalty on all mineral sales from the project.

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

Pacific Gold Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenue:
Revenue - Mineral Sales	$85,522	$-
Production Costs (exclusive of depreciation shown below)	462,814	-
Gross Margin	(377,292)	-

Operating Expenses:
Mineral Rights Expense	26,387	16,450
General and Administrative	2,881,723	1,727,389
Depreciation	687,791	231,519
(Gain)/Loss on Sale of Assets	110,642	5,544
Asset Write Down	250,104	21,583
Total Operating Expenses	3,956,647	2,002,485

Net Loss from Operations	(4,333,939)	(2,002,485)

Other Income and Expenses:

Interest Income	3,963	4,153
Other Income	-	8,070
Interest Expense	(4,505,735)	(3,025,901)
Total Other Income/Expenses	(4,501,772)	(3,013,677)

Loss before income taxes	(8,835,711)	(5,016,162)
Provision for income taxes-Note	-	-

Net Loss	$(8,835,711)	$(5,016,162)

Basic and Diluted Loss per Share	$(0.17)	$(0.17)

Weighted Average Shares Outstanding:
Basic and Diluted	51,262,387	28,687,715

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

Pacific Gold Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(8,835,711)	$(5,016,162)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	687,791	231,549
Non-cash Portion of Interest Paid on Convertible Debt	4,363,596	2,870,358
(Gain)/Loss on Sale of Equipment	110,642	5,544
Write-down of Equipment	-	21,583
Common Stock Issued for Services	1,073,915	153,470
Stock Option Expense	71,000	-
Changes in:
Accounts Receivable	57,921	(58,327)
Inventory	(26,251)	-
Prepaid Expenses	(52,026)	3,000
Deposits	37,894	(100,686)
Accounts Payable	631,137	516,096
Accrued Interest	28,499	(69,131)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,851,594)	(1,442,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(2,813,532)	$(2,100,209)
Investment in Reclamation Bond	(19,500)	(189,218)
Proceeds from Sale of Equipment	453,445	85,802
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,379,587)	(2,203,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	$-	$(70,000)
Proceeds from Notes Payable	3,507,500	3,755,076
Proceeds from Exercise of Warrants	433,333	-
Proceeds from Stockholder Notes	195,000	(2,706)
Payments on Stockholder Notes	(372,308)	-
Proceeds from Sale of Common Stock	-	600,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,763,525	4,282,370

NET CHANGE IN CASH AND CASH EQUIVALENTS	(467,656)	636,039

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	642,014	5,975

CASH AND RESTRICTED CASH AT END OF PERIOD	$174,358	$642,014

Cash paid during the year for:
Interest	142,139	155,544
Income Taxes	-	-

Non-cash financing and investing activities:
Purchase of equipment by issuing common stock	$362,909	$390,367
Purchase of equipment from shareholder through notes payable	150,000	-
Conversion of Notes Payable	4,340,000	2,460,000

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	January 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer and Director	January 8, 2008
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	January 8, 2008
Mitchell Geisler

/s/ Jacquelyn Glazer	Chief Financial Officer	January 8, 2008
Jacquelyn Glazer