Form 10KSB/A
period 2006-12-31
PACIFIC GOLD CORP
filed 2008-02-15
CIK 1137855

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

Pacific Gold Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenue:
Revenue - Mineral Sales	$85,522	$-
Production Costs (exclusive of depreciation shown below)	462,814	-
Depreciation and Depletion*	687,791	-
Gross Margin	(1,065,083)	-

Operating Expenses:
Mineral Rights Expense	26,387	16,450
General and Administrative	2,881,723	1,727,389
Depreciation	-	231,519
(Gain)/Loss on Sale of Assets	110,642	5,544
Asset Write Down	250,104	21,583
Total Operating Expenses	3,268,856	2,002,485

Net Loss from Operations	(4,333,939)	(2,002,485)

Other Income and Expenses:

Interest Income	3,963	4,153
Other Income	-	8,070
Interest Expense	(4,505,735)	(3,025,901)
Total Other Income/Expenses	(4,501,772)	(3,013,677)

Loss before income taxes	(8,835,711)	(5,016,162)
Provision for income taxes-Note	-	-

Net Loss	$(8,835,711)	$(5,016,162)

Basic and Diluted Loss per Share	$(0.17)	$(0.17)

Weighted Average Shares Outstanding:
Basic and Diluted	51,262,387	28,687,715

See accompanying summary of accounting policies and notes to financial statements.

*Depreciation and depletion related to production costs in 2006 are included in calculating the gross margin of that period.  In 2005, the Company had no revenues and therefore the depreciation expense is shown in the operating expenses.

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

Pacific Gold Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Losses	$(8,835,711)	$(5,016,162)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	687,791	231,549
Non-cash Portion of Interest Paid on Convertible Debt	4,363,596	2,870,358
(Gain)/Loss on Sale of Equipment	110,642	5,544
Write-down of Equipment	-	21,583
Common Stock Issued for Services	1,073,915	153,470
Stock Option Expense	71,000	-
Changes in:
Accounts Receivable	57,921	(58,327)
Inventory	(26,251)	-
Prepaid Expenses	(52,026)	3,000
Deposits	37,894	(100,686)
Accounts Payable	631,137	516,096
Accrued Interest	28,499	(69,131)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,851,594)	(1,442,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(2,813,532)	$(2,100,209)
Proceeds from/(Investment in) Restricted Cash Account	(6,620)	(80,885)
Investment in Reclamation Bond	(19,500)	(189,218)
Proceeds from Sale of Equipment	453,445	85,802
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,386,207)	(2,284,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable	$-	$(70,000)
Proceeds from Notes Payable	3,507,500	3,755,076
Proceeds from Exercise of Warrants	433,333	-
Proceeds from Stockholder Notes	195,000	(2,706)
Payments on Stockholder Notes	(372,308)	-
Proceeds from Sale of Common Stock	-	600,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,763,525	4,282,370

NET CHANGE IN CASH AND CASH EQUIVALENTS	(474,276)	555,154

CASH AT BEGINNING OF PERIOD	561,129	5,975

CASH AT END OF PERIOD	$86,853	$561,129

Cash paid during the year for:
Interest	$142,139	$155,544
Income Taxes	-	-

Non-cash financing and investing activities:
Purchase of equipment by issuing common stock	$362,909	$390,367
Purchase of equipment from shareholder through notes payable	150,000	-
Conversion of Notes Payable	4,340,000	2,460,000

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	February 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer and Director	February 8, 2008
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	February 8, 2008
Mitchell Geisler

/s/ Jacquelyn Glazer	Chief Financial Officer	February 8, 2008
Jacquelyn Glazer