Form 10QSB/A
period 2007-09-30
PACIFIC GOLD CORP
filed 2008-02-15
CIK 1137855

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheet

	September 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$-	$86,853
Restricted Cash	29,261	87,505
Accounts Receivable, net	30,014	407
Inventory	33,755	26,251
Prepaid Expenses	38,079	52,026
Total Current Assets	131,109	253,042

Property and Equipment:
Proved Development
Acquisition and Development Costs	410,763	371,043
Less: Accumulated Depletion	(322)	(300)
Probable Undeveloped	10,000	10,000
Equipment	3,876,841	3,817,767
Less: Accumulated Depreciation	(1,066,943)	(637,173)
Building	759,533	810,936
Less: Accumulated Depreciation	(145,238)	(89,806)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	3,948,304	4,386,137

Other Assets:
Deposits	25,699	62,792
Reclamation Bond	189,218	208,719
Total Other Assets	214,917	271,511
TOTAL ASSETS	$4,294,330	$4,910,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$973,482	$1,270,096
Accrued Interest	277,544	68,346
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	2,646,026	2,733,442

Long Term Liabilities:
Convertible Debenture	1,443,205	2,210,883
Total Liabilities	4,089,231	4,944,325

Stockholders' Equity:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 64,484,461and 55,671,797 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	64,484	55,672
Additional Paid-in Capital	19,218,308	15,052,666
Retained Deficit	(19,077,693)	(15,141,973)
Total Stockholders' Equity	205,099	(33,635)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,294,330	$4,910,690

See accompanying notes to financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Revenue - Mineral Sales	$117,336	$75,015	$117,336	$75,015
Production Costs (exclusive of depreciation as shown below)	262,120	342,427	264,474	342,427
Depreciation	199,384	255,493	598,194	553,212
Gross Margin	(344,168)	(522,905)	(745,332)	(820,624)

Operating Expenses:
Mineral Rights Expense	-	-	-	-
General and Administrative	570,309	567,964	1,417,179	1,801,402
Loss on Sale of Assets	51,414	4,124	304,727	59,751
Asset Write Down	23,251	-	272,163	146,130
Total Operating Expenses	644,974	572,088	1,994,069	2,007,283

Net Loss from Operations	(989,142)	(1,094,993)	(2,739,401)	(2,827,907)

Other Income and Expenses:
Interest Income	86	3,607	1,054	3,783
Gain on Extinguishment of Debt	-	-	809,927	-
Interest Expense	(916,274)	(1,239,541)	(2,007,355)	(4,244,311)
Total Other Income/Expenses	(916,188)	(1,235,934)	(1,196,374)	(4,240,528)

Income/(Loss) before income taxes	(1,905,330)	(2,330,927)	(3,935,776)	(7,068,435)
Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(1,905,330)	$(2,330,927)	$(3,935,776)	$(7,068,435)

Basic and Diluted Earnings/(Loss) per Share	$(0.03)	$(0.04)	$(0.06)	$(0.14)

Weighted Average Shares Outstanding:
Basic and Diluted	62,635,105	54,228,242	60,980,595	49,896,688

See accompanying notes to the financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(3,935,776)	$(7,068,435)
Adjustments to Reconcile Net Income/(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	598,194	553,212
Non-cash Portion of Interest Paid on Convertible Debt	1,798,156	4,137,334
(Gain)/Loss on Sale of Equipment	304,727	59,751
(Gain) on Extinguishment of Debt	(809,927)	-
Common Stock Issued for Services	698,558	1,020,365
Stock Based Compensation	-	35,000
Changes in:
Accounts Receivable	(29,609)	50,874
Inventory	(7,504)	(26,347)
Prepaid Expenses	13,947	(72,889)
Deposits	37,094	58,306
Accounts Payable	(296,614)	(357,886)
Accrued Interest	209,199	(6,663)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,419,555)	(1,617,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(592,165)	$(2,434,237)
Proceeds from/(Investment in) Restricted Cash Account	58,244	(9,443)
Investment in Reclamation Bond	19,500	(19,501)
Proceeds from Sale of Equipment	81,123	69,966
NET CASH (USED) BY INVESTING ACTIVITIES	(433,298)	(2,393,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	$-	$(372,308)
Proceeds from Notes Payable	-	3,702,500
Proceeds from Exercise of Warrants	160,000	433,333
Proceeds from Convertible Debt, net	1,606,000	-
Proceeds from Stockholder Notes	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,766,000	3,763,525

NET CHANGE IN CASH AND RESTRICTED CASH	(86,853)	(247,068)

CASH AT BEGINNING OF PERIOD	86,853	561,129

CASH AT END OF PERIOD	$-	$314,061

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau
Chief Executive Officer and Acting Chief Financial Officer

Date:	February 8, 2008