Form 10KSB
period 2007-12-31
PACIFIC GOLD CORP
filed 2008-04-09
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Common Stock, $.001 par value, 500,000,000 shares authorized

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

State issuer's revenues for its most recent fiscal year: $123,455.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 26, 2008, the aggregate market price of the voting stock held by non-affiliates was approximately $2,153,665.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2008, the Company had outstanding 91,156,293 shares of its common stock, par value $0.001.

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

In 2007 the Company made some modifications to the plant and site equipment and restarted mining operations. In the summer of 2007 the dewatering system that was purchased for the plant failed to operate as anticipated and the mine was eventually shut down in November with limited production having taken place. The Company has identified a replacement system and is working on making the necessary changes to the plant in order to begin operations again as soon as possible.

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

To date the Company has invested approximately $5,300,000 into Nevada Rae Gold.

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

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for one year and require a renewal prior to September 1st each year.

Pacific Gold Corp.

The head office of Pacific Gold is located at 477 Richmond Street West Suite 301, Toronto Ontario, M5V 3E7.  The Company currently has a five-year lease that expires in January, 2012.  Pacific Gold pays $6,867 Canadian dollars (approximately $6,800 US dollars) per month in rent.

Nevada Rae Gold, Inc.

Nevada Rae Gold, Inc. has staked 67 placer claims and 13 lode claims (BLM file no. NMC851395 and NMC0927489) covering approximately 1,340 acres in Lander County, Nevada. The Company also owns 13.67 acres of land in Lander County, Nevada.

In addition, the Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. Nevada Rae paid an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year.  If the lease is renewed, the annual advance royalty is $20,000.  The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

In July 2007, Nevada Rae Gold entered into a one-year lease agreement with Chap Enterprises LLC for two residential apartments in Elko, Nevada for the use of its engineers when traveling.  The Company pays $700 and $750 per month and placed a $500 security deposit with the landlord.

Oregon Gold, Inc.

Oregon Gold, Inc. has 14 placer claims (BLM file no. ORMC 158063, 157905, 157701, 25199, 152700, 153832, 82639, 82640, 154000, 148130, 144909 and 142540) covering approximately 280 acres in Josephine County, Oregon. Included in these claims is the Defiance Mine, a fully permitted, previously operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size. The Company has a 5% net smelter royalty payable only on the 37.5 acres covered by the Defiance Mine.

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

Employees

Pacific Gold has five employees who are the executive officers, mining engineers and internal financial persons and Nevada Rae Gold has five employees, who are security personnel. We expect to hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

ITEM 3. LEGAL PROCEEDINGS

Oregon Gold, Inc. went to trial in February 2008 regarding its Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced. In March 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The final amount is yet to be determined.

Pacific Gold Corp. has initiated a Statement of Claim against Fabick Caterpillar in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. Fabick is questioning the jurisdiction of Nevada as a suitable location for the suit and a motion on the matter is scheduled for May 2008.

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007  in the amount of $149,087.  The Company is in the process of filing a response and counter-claim.

On December 12, 2007 Nevada Rae Gold, Inc. filed suit against Geoinformatics regarding placer mining claims that are owned by Nevada Rae Gold, Inc. that have been staked over top with new lode claims by Geoinformatics. Nevada Rae Gold, Inc. is seeking remedy to have the new lode claims declared invalid or transferred into the name of the Company.

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

Our common shares are designated as “penny stock”.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2007	$0.15	$0.04
September 30, 2007	0.25	0.12
June 30, 2007	0.40	0.14
March 31, 2007	0.25	0.15
December 31, 2006	0.30	0.22
September 30, 2006	0.41	0.26
June 30, 2006	0.66	0.33
March 31, 2006	0.37	0.24

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

As of March 26, 2008 we have 58 shareholders of record of our common stock and believe that there are over 7,000 additional beneficial holders of our common stock who hold through brokerage and similar accounts.

Equity Compensation Plan Information

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted average exercise price of outstanding warrants, options and rights.	Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	2002 Equity Performance Plan	3,000,000	$0.30	81,287
	2006 Equity Performance Plan	10,000,000	$0.30	2,410,8791
	2007 Equity Performance Plan	20,000,000	N/A	20,000,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A	N/A
Totals:		33,000,000	$0.30	22,492,166

_________________

1 Subsequent to year-end, 2,000,000 shares of common stock were issued under the 2006 Equity Performance Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 8,842,903 shares of common stock at a conversion price ranging between $0.04 to $0.18 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had revenues from the sale of gold for the year ended December 31, 2007 of $123,455 with a negative gross margin of $994,661.

Operating expenses for the year ended December 31, 2007 totaled $2,856,360.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $466,729 for the year.  Equipment operating costs, tools and materials of $229,988 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $340,584 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $199,800.  Advertising and public relations expenses totaled $85,741.  Interest expense totaled $3,486,586 for the year; of this amount, $3,206,587 was a non-cash expense that included amounts for accelerated interest and interest on the Series A, B and C Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we initiate operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

The Company had revenues from the sale of gold for the year ended December 31, 2006 of $85,522.  Operating expenses for the year ended December 31, 2006 totaled $3,268,857.  Legal and professional fees of $172,821 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. We also incurred expenses related to the geological studies, field work and site visits of $216,148.  The remaining expenses relate to advertising, office, general and administrative and stock transfer agent fees.

Liquidity and Capital Resources:

Since inception to December 31, 2007, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At December 31, 2007, we had unsecured loans from a shareholder in an aggregate amount of $1,602,463 including accrued interest. The notes bear interest at the rate of 10% and are due on June 30, 2008 and August 27, 2007.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loan is limited based on operational income.

As of December 31, 2007, our assets totaled $4,074,885, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,586,738 which primarily consisted of notes payable and accrued interest to a shareholder of $1,602,463, accounts payable and accrued expenses of $1,058,635 convertible debt of $1,673,223 and derivative liability of $111,594. We had an accumulated deficit of $19,765,390. Pacific Gold had negative working capital at December 31, 2007.

On April 12, 2006 the company borrowed $6,100,000 in principal amount evidenced by original discount debentures, in which it received $3,812,500.  These notes were convertible into common stock at the option of the holders, who during 2006 and 2007 elected to convert part of the outstanding principal.  The company issued 4,100,000 shares on conversion in 2006 and 2007. As of December 31, 2007, there was outstanding $1,042,000 in principal amount, which was further reduced by conversion of $270,000 of the note into 1,500,000 common shares to an outstanding principal amount due of  $772,000 at March 27, 2008.  In addition, the holders were issued warrants to purchase 6,400,000 shares at an exercise price of $0.30 per share. The holders exercised 800,000 warrants in 2007 at a reduced price of $0.20 for proceeds of $160,000. The funds received on the issuance of the debentures were used for equipment, construction and general working capital.

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006.  The second installment of these debentures, $800,000 was paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment of $600,000 was paid immediately prior to such registration statement going effective.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures are due on October 5, 2010.  The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.

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

Critical Accounting Principals

The Company accounts for its convertible debentures under the guidelines established by APB Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”.  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates and records the fair value of warrants issued with those instruments.  The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.  The Company calculates fair value using the Black-Scholes valuation method using assumptions pertinent to the warrants or convertible note.

The derivative liability related to convertible notes and warrants arises because the conversion price of the Company’s convertible notes is discounted from the market price of the Company’s common stock.  Thus, the number of shares that may be issued upon conversion of such notes is indeterminate, which gives rise to the possibility that the Company may not be able to fully settle its convertible note and warrant obligations by the issuance of common stock.  The Company has adjusted to fair value at each date that a note is converted and at each reporting date using the Black-Scholes valuation model.  Adjustments in fair value arising because of changes in the market conditions are recorded as a gain or loss.  To the extent the derivative liability is reduced as a consequence of the conversion of notes or the exercise of warrants, such reduction is recognized as additional paid-in-capital.

The Company records stock-based compensation according to the provisions of SFAS 123(R) which requires fair value compensation cost relating to share based payments be recognized in the financial statements. Fair value is measured at the grant date and recorded at the fair value of the award.  Stock options are measured using the Black-Scholes valuation model.

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

MantylaMCREYNOLDS LLC

             The CPA. Never Underestimate The Value.K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Gold Corp.

We have audited the accompanying consolidated balance sheets of Pacific Gold Corp., and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Pacific Gold Corp. will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has accumulated losses and negative cash flow from operations and a deficit in working capital.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2008

Pacific Gold Corp.

Consolidated Balance Sheet

	December 31, 2007 Audited	December 31, 2006 Audited
ASSETS
Current Assets:
Cash	$14,934	$86,853
Restricted Cash	30,542	87,505
Accounts Receivable, net	-	407
Inventory	30,222	26,251
Prepaid Expenses	205,103	52,026
Total Current Assets	280,801	253,042

Property and Equipment:
Proved Development
Acquisition and Development Costs	432,508	371,043
Less: Accumulated Depletion	(337)	(300)
Probable Undeveloped	10,000	10,000
Equipment	3,552,074	3,817,767
Less: Accumulated Depreciation	(1,163,508)	(637,173)
Building	824,181	810,936
Less: Accumulated Depreciation	(176,705)	(89,806)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	3,581,884	4,386,137

Other Assets:
Deposits	22,982	62,792
Reclamation Bond	189,218	208,719
Total Other Assets	212,200	271,511
TOTAL ASSETS	$4,074,885	$4,910,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$700,683	$661,721
Accrued Expenses	357,952	608,375
Accrued Interest	348,286	68,346
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	2,801,921	2,733,442

Long Term Liabilities:
Convertible Debenture	1,673,223	2,210,883
Derivative Liability	111,594	-
Total Liabilities	4,586,738	4,944,325

Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 75,127,363 and 55,671,797 shares issued and outstanding at December 31, 2007 and December 31, 2006 respectively	75,127	55,672
Additional Paid-in Capital	19,178,410	15,052,666
Retained Deficit	(19,765,390)	(15,141,973)
Total Stockholders' Deficit	(511,853)	(33,635)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,074,885	$4,910,690

See accompanying notes to financial statements.

Pacific Gold Corp.

Consolidated Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue:
Revenue – Mineral Sales	$123,455	$85,522
Production Costs	316,339	462,814
Depreciation	801,777	687,791
Gross Margin	(994,661)	(1,065,083)

Operating Expenses:
Mineral Rights Expense	617	26,388
General and Administrative	2,162,289	2,881,723
Loss on Sale of Assets	313,988	110,642
Asset Write Down	379,466	250,104
Total Operating Expenses	2,856,360	3,268,857

Net Loss from Operations	(3,851,021)	(4,333,940)

Other Income and Expenses:

Interest Income	1,121	3,963
Change in Fair Value of Derivative Liability	2,903,255	-
Loss on Extinguishment of Debt	(190,185)	-
Interest Expense	(3,486,586)	(4,505,735)
Total Other Income/Expenses	(772,395)	(4,501,772)

Income/(Loss) before income taxes	(4,623,416)	(8,835,712)
Provision for income taxes	-	-

Net Income/(Loss)	$(4,623,416)	$(8,835,712)

Basic and Diluted Earnings/(Loss) per Share	$(0.07)	$(0.17)

Weighted Average Shares Outstanding:
Basic and Diluted	62,521,497	51,262,387

See accompanying notes to the financial statements

Pacific Gold Corp.

Consolidated Statements of Stockholders' Equity

For the Years ended December 31, 2007 and 2006

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	33,645,136	$33,645	$7,425,875	$(6,306,262)	$1,153,258

Issuance of convertible note Series A Warrants	3,333,333	3,333	30,000	-	33,333
Issuance of convertible note Series B Warrants	4,000,000	4,000	396,000	-	400,000
Issuance of common stock for services	3,259,995	3,260	1,070,655	-	1,073,915
Conversion of Series A note	5,133,333	5,133	1,534,867	-	1,540,000
Conversion of Series B note	5,000,000	5,000	1,495,000	-	1,500,000
Stock option expense			71,000	-	71,000
Issuance of Series C note			1,730,570	-	1,730,570
Conversion of Series C note	1,300,000	1,300	1,298,700	-	1,300,000
Net loss year-to-date				(8,835,712)	(8,835,712)

Balance, December 31, 2006	55,671,797	$55,672	$15,052,666	$(15,141,974)	$(33,636)

Issuance of convertible note Series C Warrants	800,000	800	159,200		160,000
Issuance of common stock for services	4,711,172	4,711	825,847		830,558
Stock option expense			35,000		35,000
Conversion of Series C note	2,800,000	2,800	1,055,200		1,058,000
Conversion of Series D note	11,144,394	11,144	1,905,305		1,916,449
Issuance of Series E note			145,192		145,192
Net loss year-to-date				(4,623,416)	(4,623,416)

Balance, December 31, 2007	75,127,363	$75,127	$19,178,410	$(19,765,390)	$(511,853)

See accompanying notes to the financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31, 2007	Years Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(4,623,416)	$(8,835,711)
Adjustments to Reconcile Net Income/(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	801,777	687,791
Amortization	122,500
Change in Fair Value of Derivative Liability	(2,903,255)
Non-cash Portion of Interest Paid on Convertible Debt	3,206,587	4,363,596
(Gain)/Loss on Sale of Equipment	313,988	110,642
Asset Write-down	379,466
Loss on Extinguishment of Debt	190,185	-
Common Stock Issued for Services	830,558	1,073,915
Stock Based Compensation	35,000	71,000
Changes in:
Accounts Receivable	407	57,921
Inventory	(318,074)	(26,251)
Prepaid Expenses	18,423	(52,026)
Deposits	39,810	37,894
Accounts Payable	38,962	631,137
Accrued Expenses	(250,423)
Accrued Interest	279,940	28,499
NET CASH (USED) BY OPERATING ACTIVITIES	(1,837,565)	(1,851,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(579,648)	$(2,813,532)
Proceeds from/(Investment in) Restricted Cash Account	56,963	(6,619)
Investment in Reclamation Bond	19,501	(19,501)
Proceeds from Sale of Equipment	202,830	453,445
NET CASH (USED) BY INVESTING ACTIVITIES	(300,354)	(2,386,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	$-	$(372,308)
Proceeds from Notes Payable	-	3,507,500
Proceeds from Exercise of Warrants	160,000	433,333
Proceeds from Convertible Debt, net	1,906,000	-
Proceeds from Stockholder Notes	-	195,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,066,000	3,763,525

NET CHANGE IN CASH	(71,919)	(474,276)

CASH AT BEGINNING OF PERIOD	86,853	561,129

CASH AT END OF PERIOD	$14,934	$86,853

Cash paid during the year for:
Interest	-	142,139
Income Taxes	-	-

Non-cash financing and investing activities:
Purchase of equipment by issuing common stock	$-	$362,909
Purchase of equipment from shareholder through notes payable	-	150,000
Conversion of Notes Payable	2,050,276	4,340,000

See accompanying notes to financial statements.

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of December 31, 2007.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt.   The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2007, there was no allowance for bad debts.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of December 31, 2007 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of December 31, 2007 were:

Finished Goods	$0
Stockpile Ore	30,222
Total	$30,222

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2007 the Company had 29,431,800 potentially dilutive common stock equivalents.

Advertising.  The Company’s policy is to expense advertising costs as incurred.  The Company incurred costs of $85,741 in 2007.  In 2006 total advertising costs were $103,543.

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

Financial Instruments.  The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Convertible Debentures.

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”  under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,  EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with EITF 06-6 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19.”Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

Equity Instruments Issued with Registration Rights Agreement The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes a liability when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with the issuance of convertible note financing for gross proceeds of $2,440,000 in February 2007 and the $450,000 in October 2007, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act.  The Company filed that registration statement on April 9, 2007 and October 31, 2007 and those statements have been declared effective by the Securities and Exchange Commission (SEC).

Deferred Financing Fees-Deferred financing fees represent debt issuance costs withheld from the proceeds by the purchasers of the Company’s convertible notes payable. These fees are amortized to interest and financing expense over the lives of the related convertible notes.

Derivative Liability Related to Convertible Notes and Warrants-The derivative liability related to convertible notes and warrants arises because the conversion price of the Company’s convertible notes is discounted from the market price of the Company’s common stock. Thus, the number of shares that may be issued upon conversion of such notes is indeterminate, which gives rise to the possibility that the Company may not be able to fully settle its convertible note and warrant obligations by the issuance of common stock.

The derivative liability related to convertible notes and warrants is adjusted to fair value as of each date that a note is converted or a warrant is exercised, as well as at each reporting date, using the Black-Scholes pricing model. Any change in fair value between reporting dates that arises because of changes in market conditions is recognized as a gain or loss. To the extent the derivative liability is reduced as a consequence of the conversion of notes or the exercise of warrants, such reduction is recognized as additional paid-in capital as of the conversion or exercise date.

Stock based compensation. Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the years ended December 31, 2007 and 2006 of $35,000 and $71,000 respectively.

Recently issued accounting pronouncements-In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

Pacific Gold does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

During 2007 Pacific Gold acquired vehicles, earth moving equipment, gold processing equipment and made additions and modifications to its building totaling $518,183.  Major assets purchased include the following:

Vehicles	$274,289
Building	13,246
Earth Moving Equipment	55,732
Processing equipment	174,916
Total	$518,183

During 2007 Pacific Gold acquired a dewatering system that, once brought into its production line, did not perform as expected.  The Company is in negotiations with the supplier to return the equipment for a refund.  The amount of the refund has not yet been determined.  The Company has written the equipment down to the minimum value expected from its supplier.

During 2006 Pacific Gold acquired vehicles, gold processing plant equipment, a building and various other fixed assets to prepare the Black Rock Canyon site for production totaling $2,748,655.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

NOTE 3 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,602,463 to a shareholder as of December 31, 2007. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008. The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At December 31, 2007, accrued interest on the notes totaled $207,463.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

Pacific Gold entered into a lease with ZDG Investments Ltd., an entity owned by an officer, to rent office space starting in March 2007 with monthly payments of approximately $6,867 Canadian dollars, (approximately $6,800 US dollars).  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance. This amount is reflected in deposits.  The lease expires in January 2012.

NOTE 4 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2007 and 2006, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $20,506,623 at December 31, 2007, and will expire in the years 2011 through 2027.

At December 31, 2007, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$—	$6,972,252
Valuation allowance	—	(6,683,348)
Net deferred tax asset	—	288,904

Deferred tax liabilities
Fixed assets	—	(288,904)
Net deferred tax liabilities	—	(288,904)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $1,490,768, from $5,192,580, as of December 31, 2006.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2007	$4,823,982	2027
2006	9,246,058	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016
1996	5,000	2011

Total	$20,506,623

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2007 follows:

Expected Provision (based on statutory rate)	$(1,571,961)
Effect of:
Difference between 2006 NOL estimate and actual	(139,518)
Deferred taxes	208,811
Permanent Differences	11,900
Increase/(decrease) in valuation allowance	1,490,768
Total actual provision	$—

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company continues to incur large net operating losses as disclosed above.  Since it is not thought that these net operating loss carryforwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2007 is presented as follows:

Balance as of January 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2007	$—

The Company has filed income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007, 2006, and 2005, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2007, and 2006, respectively.

NOTE 5 - FINANCING

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

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	$12,099

Carrying amount of Series E note on December 31, 2007	$316,907

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

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

•

Prepayment Obligations:  The Company is required to make payments of $222,000, subject to certain adjustments, in cash or shares of common stock at the conversion rate of the lower of (i) $0.18 per share or (ii) 80% of the average of the two lowest volume weighted average prices of the common stock during the ten consecutive trading days immediately preceding the installment due dates as defined in the Convertible Debenture starting on July 1, 2007. The note holder has the option to defer payments until the maturity of the note.

•

Interest:  Interest accrues at 10% on the outstanding face value of the debenture.

•

Conversion and conversion price:  The number of shares of common stock shall be determined by dividing the amount owed by $0.18.  The conversion price may be adjusted from time to time upon the occurrence of certain specified events considered to be dilutive to the debenture holder.

•

Warrant:  In connection with the financing, a warrant to purchase up to 6,000,000 shares of common stock, with an exercise price of $0.216 per share and expiring February 26, 2012.  In October 2007 the exercise price of these warrants was reduced to $0.18.

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company remeasured the fair value at each conversion date and again at December 31, 2007, with a resulting change in the fair value of $2,903,255 recorded as a change in fair value of derivative liability.

Face value at issuance – Series D	$2,440,000

Convert to shares to December 31, 2007	(992,276)
Face value at December 31, 2007	1,447,724
Less: Fair value[1] of discount amortized to December 31, 2007	(1,044,476)
Carrying value of Series D note at December 31, 2007	$403,248

Derivative Liability at December 31, 2007	$111,594

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 2-5; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

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

•

Warrants:  In connection with the financing, 6,400,000 warrants were issued with an exercise price of $0.30 per share and a 3-year life.  During 2007, 800,000 warrants were repriced to $0.20 and exercised for $160,000.

On February 26, 2007 the Company paid $540,000 to cancel a portion of the outstanding debenture in the principal amount of $2,700,000 and related discount of $1,350,074 for a gain on extinguishment of $809,927. The Company also modified the conversion price of the remaining convertible notes from $1.00 to $.26 per share. The Company also modified the exercise price of 800,000 associated warrants issued with convertible notes from $.30 $.20 per share and the other 800,000 warrants from $.30 to $.18 per share.

In accordance with EITF 96-19 and EITF 06-6, the Company recorded an extinguishment loss of approximately $800,044 for the modification of the conversion price as the fair value of the conversion price immediately before and after the modification was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification.  The loss on extinguishment was determined based on the difference between the fair value of the new instruments issued and the previous carrying value of the convertible debt at the date of extinguishment.

On October 5, 2007 the Company modified the conversion price of the remaining convertible notes from $.26 to $.18 per share.

In accordance with EITF 96-19 and EITF 06-6, the Company recorded an extinguishment loss of approximately $200,068 for the modification of the conversion price as the fair value of the conversion price immediately before and after the modification was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification.  The loss on extinguishment was determined based on the difference between the fair value of the new instruments issued and the previous carrying value of the convertible debt at the date of extinguishment.

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5,2007:	$1,017,426

Amortization of discounts to December 31, 2007	16,532
Accelerated amortization of discounts to December 31, 2007	9,109

Conversion to shares thru December 31, 2007	(90,000)

Carrying amount of Series C notes at December 31, 2007	$953,068

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 6 – COMMON STOCK

In 2007, there were 2,800,000 common shares issued for conversion of Series C convertible notes.

On March 7, 2007, 800,000 warrants associated with the Series C convertible notes were exercised for gross proceeds of $160,000 to the Company.

In 2007, 972,223 common shares were issued for conversion of Series D convertible notes.

In 2007, 10,172,171 common shares were issued for the monthly installment payment due on the Series D convertible notes.

In 2007, 4,711,172 common shares were issued for services to employees and consultants ranging in price from $.05 to $.28 per share

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

NOTE 7 – EQUITY PLANS

On April 15, 2007 Pacific Gold adopted the 2007 Equity Performance Plan (“the 2007 Plan”).  The 2007 Plan provides for the granting of up to 20,000,000 shares and/or stock option to purchase shares to employees and consultants.  Pacific Gold has reserved 20,000,000 shares of common stock for issuance under the 2007 Plan.  The Plan was approved by a majority of the stockholders on July 10, 2007.

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

Summary information regarding options is as follows:

	Options
2007	Shares	Weighted Average Exercise Price
Granted	250,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	1,050,000	0.30
Exercisable	1,050,000	0.30

Weighted average fair value of options granted during year	$0.14
Weighted average fair value of shares issued under the 2006 and 2002 Plans	$0.17

	Options
2006	Shares	Weighted Average Exercise Price
Granted	500,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	800,000	0.30
Exercisable	800,000	0.30

Weighted average fair value of options granted during year	$0.14
Weighted average fair value of shares issued under the 2002 Plan	$0.33

NOTE 8 – WARRANTS

In connection with the Series D convertible debenture issued on February 26, 2007, 6,000,000 warrants were issued at $0.216.  In October 2007 these warrants were repriced to $0.18.

In connection with the convertible debentures issued on October 5, 2007, the Company issued 450,000 warrants exercisable into common stock at $0.18 each.

In connection with the convertible debentures issued on April 12, 2006, the Company issued 6,400,000 warrants exercisable into common stock at $0.30 each.  During 2007, 800,000 of these warrants were repriced to $0.20 and exercised for $160,000 in cash to the Company and 800,000 warrants were repriced to $.18.

The following table summarizes warrant activity of the Company:

	2007	2006
Warrants outstanding at beginning of year	6,400,000	7,333,333
Granted in the year	6,450,000	6,400,000
Exercised in the year	800,000	7,333,333
Expired in the year	0	0
Outstanding and exercisable at December 31	12,050,000	6,400,000
Weighted Average Exercise Price	$0.18	$0.30

NOTE 9 - OPERATING LEASES

Pacific Gold entered into a lease with ZDG Investments Ltd. to rent office space starting in March 2007 with monthly payments of approximately $6,800 US dollars.  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance.  This amount is reflected in deposits.  The lease expires in January 2012.

In addition, the Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. The Company paid an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year.  If the lease is renewed, the annual advance royalty is $20,000.  The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

Rent expense in 2007 and 2006 was $46,005 and $31,543, respectively.

In July 2007, Nevada Rae Gold entered into a one-year lease agreement with Chap Enterprises LLC for two residential apartments in Elko, Nevada for the use of its engineers when traveling.  The Company pays $700 and $750 per month and placed a $500 security deposit with the landlord.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2007:

Year ended	Total
December 31, 2008	$101,600
December 31, 2009	101,600
December 31, 2010	101,600
December 31, 2011	101,600
Thereafter	36,667
Total	$443,067

NOTE 10 – MAJOR CUSTOMERS

In 2007, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.  In 2006, Pacific Gold made all sales to one refinery.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold become significantly decreased, the Company could experience severe negative impact.

NOTE 11 – LEGAL PROCEEDINGS

Oregon Gold, Inc. has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Oregon Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses.  In March, 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The final amount is yet to be determined.

Pacific Gold Corp. has initiated a Statement of Claim against Fabick Caterpillar (“Fabick”) in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. The claim was filed in 2006 and Pacific Gold is awaiting a response from Fabick.

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007 in the amount of $149,087. The Company is in the process of filing a response and counter-claim. This amount is accrued in the accompanying financial statements.

On December 12, 2007 Nevada Rae Gold, Inc. filed suit against Geoinformatics regarding placer mining claims that are owned by Nevada Rae Gold, Inc. that have been staked over top with new lode claims by Geoinformatics. Nevada Rae Gold, Inc. is seeking remedy to have the new lode claims declared invalid or transferred into the name of the Company.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 12 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had a retained deficit of ($19,765,390), negative working capital of ($2,521,120) and negative cash flows from operations of ($1,837,565) raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2007, the Company financed its operations through the sale of securities and issuance of debt.

Management’s plan to address the Company’s ability to continue as a going concern includes: obtaining additional funding from the sale of the Company’s securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to year end, the debenture holder of the Series C note converted $270,000 of principal into 1,500,000 shares of common stock and the debenture holder of the Series D note converted $374,648 in principal and interest into 12,528,929 shares of common stock.  The Company also issued 2,000,000 shares to employees for services. The shares were valued at $90,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pacific Gold Corp. (“Pacific” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company.  As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of Chief Executive Officer and Chief Financial Officer, management began an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the registered public accounting firm of the Company about this condition.  Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

No Attestation Report Required

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

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

NAME	AGE	POSITIONS
Robert Landau	36	Chief Executive Officer, President and Chairman
Mitchell Geisler	37	Chief Operating Officer, Treasurer and Secretary
Jacquelyn Glazer	34	Chief Financial Officer

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2007, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2007, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2007 were complied with.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company had an annual meeting in June 2007 and all of the Company directors were in attendance.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2007.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
		(1)	BONUS	(2)	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Rob Landau	2007	$24,983	$0	$41,000	$10,500	$76,483
CEO, President & Director	2006	$13,531	$0	$349,000	$21,300	$383,831
	2005	$5,740	$0	$196,000	$18,755	$220,495

Mitchell Geisler	2007	$48,761	$0	$10,700	$8,750	$68,211
COO & Director	2006	$63,586	$9,999	$277,900	$17,750	$369,235
	2005	$45,011	$5,000	$117,000	$15,629	$182,640

Jacquelyn Glazer, CFO	2007	$40,191	$0	$37,500	$8,750	$86,441
	2006	$68,269	$0	$25,000	$17,750	$110,019
	2005	$41,379	$0	$25,000	$15,629	$82,008

______________

 (1)  Amounts noted are actual amounts paid in 2007.  Annual compensation, per employment agreements, is as follows:

	2007	2006	2005
Robert Landau	$180,000	$12,000	$96,000
Mitchell Geisler	$150,000	$66,000	$72,000
Jacquelyn Glazer	$84,000	$79,000	$76,000

(2) Amounts noted are total share amounts issued in 2005, 2006 and 2007, including salary and bonus paid in shares. Annual bonus compensation paid in shares for 2005, 2006 and 2007, was as follows:

	2007	2006	2005
Robert Landau	$0	$264,000	$150,000
Mitchell Geisler	$0	$264,000	$105,000
Jacquelyn Glazer	$25,000	$25,000	$25,000

Grants of Plan Based Awards
Name	Grant Date	Number of Securities Underlying Options Granted	Exercise of Base Price ($/sh)
Robert Landau, CEO	6/30/2006	75,000	$0.30
Robert Landau, CEO	12/31/2006	75,000	$0.30
Robert Landau, CEO	6/30/2007	75,000	$0.30

Mitch Geisler, COO	6/30/2006	62,500	$0.30
Mitch Geisler, COO	12/31/2006	62,500	$0.30
Mitch Geisler, COO	6/30/2007	62,500	$0.30

Jacquelyn Glazer, CFO	6/30/2006	62,500	$0.30
Jacquelyn Glazer, CFO	12/31/2006	62,500	$0.30
Jacquelyn Glazer, CFO	6/30/2007	62,500	$0.30

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

Each of the three executive officers of the Company has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms which include but are not limited to; base salaries of cash and Company stock, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months’ severance on termination of the employee. The agreements are reviewed on an annual basis.

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

Other Compensation Arrangements

On June 20, 2007 the company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  We have not issued any shares under this plan in 2007.

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 4,961,172 common shares under this plan during 2007 and we issued 2,627,949 common shares under this plan during 2006.  Subsequent to year end we issued 2,000,000 shares.  Under the plan, there are 410,879 shares remaining to be issued.

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

EMPLOYMENT AGREEMENTS

Each of the three executive officers of the Company has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms which include but are not limited to; base salaries, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months’ severance on termination of the employee. The agreements are reviewed on an annual basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2007, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *		PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	1,450,000	(3)	1.9%
Robert Landau (1)	17,618,623	(4)	23.5%
Jacquelyn Glazer (1)	687,381	(5)	0.9%
ZDG Holdings Inc. (2)	16,605,000		22.1%

All executive officers and directors as a group (one person)	19,456,004		25.9%

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

(1) The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 508, Toronto, Ontario, M5H 4E7.

(2) ZDG Holdings Inc.’s business address is 477 Richmond St. West #301, Toronto, Ontario, Canada, M5V 3E7.

(3) Includes 250,000 shares subject to currently exercisable options.

(4) Includes 300,000 shares subject to currently exercisable options.

(5) Includes 250,000 shares subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2007, the Company received various loans totaling $1,602,463 including accrued interest from ZDG Investments Limited, which owns 5,000 shares and is related to ZDG Holdings Inc. in order to fund the business operations.  There are two notes. The first is a secured note in the amount of $195,000 plus accrued interest due on August 27, 2007. The second note is for $1,200,000 and is unsecured, bearing 10% simple interest and due June 30, 2008. ZDG Investments has agreed to receive no repayment on the current notes, unless from cash flow generated by the Company, until the Series D convertible debentures are retired.

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

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $41,494 for the fiscal year ended December 31, 2007 and $43,977 for the fiscal year ended December 31, 2006 to Mantyla McReynolds LLC, our independent accountants.

Audit-Related Fees

The Company paid audit-related fees totaling $5,274 for the fiscal year ended December 31, 2007 to Mantyla McReynolds LLC.

Tax Fees

The Company paid tax fees totaling $2,750 for the fiscal year ended December 31, 2007 and $2,190 for the fiscal year ended December 31, 2006 to Mantyla McReynolds LLC.

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	April 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer and Director	April 7, 2008
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	April 7, 2008
Mitchell Geisler

/s/ Jacquelyn Glazer	Chief Financial Officer	April 7, 2008
Jacquelyn Glazer