Form 10-Q
period 2008-03-31
PACIFIC GOLD CORP
filed 2008-05-15
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2008, the Company had outstanding 103,601,252 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Blank Page

Pacific Gold Corp.

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$-	$14,934
Restricted Cash	30,581	30,542
Accounts Receivable, net	39,409	-
Inventory	30,222	30,222
Prepaid Expenses	147,676	205,103
Total Current Assets	247,888	280,801

Property and Equipment:
Proved Development
Acquisition and Development Costs	434,508	432,508
Less: Accumulated Depletion	(337)	(337)
Probable Undeveloped	10,000	10,000
Equipment	3,175,377	3,552,074
Less: Accumulated Depreciation	(1,170,718)	(1,163,508)
Building	824,181	824,181
Less: Accumulated Depreciation	(198,541)	(176,705)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	3,178,140	3,581,884

Other Assets:
Deposits	24,980	22,982
Reclamation Bond	189,218	189,218
Total Other Assets	214,198	212,200
TOTAL ASSETS	$3,640,226	$4,074,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$737,537	$700,683
Accrued Expenses	465,170	357,952
Accrued Interest	413,327	348,286
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	3,011,034	2,801,921

Long Term Liabilities:
Convertible Debentures	1,618,160	1,673,223
Derivative Liability	34,185	111,594
Total Liabilities	4,617,238	4,586,738

Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 92,156,293 and 75,127,363 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	92,156	75,127
Additional Paid-in Capital	19,964,042	19,178,410
Retained Deficit	(21,079,351)	(19,765,390)
Total Stockholders' Deficit	(1,023,153)	(511,853)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,640,226	$4,074,885

See accompanying notes to financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Three months ended
	March 31,	March 31,
	2008	2007
Revenue:
Revenue - Mineral Sales	$-	$-
Production Costs	-	-
Depreciation	168,468	216,287
Gross Margin	(168,468)	(216,287)

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	404,043	376,933
Loss on Sale of Assets	84,064	50,042
Asset Write Down	53,470	55,970
Total Operating Expenses	541,577	482,946

Net Loss from Operations	(710,045)	(699,233)

Other Income and Expenses:

Interest Income	39	881
Other Income	1,273	-
Change in Fair Value of Derivative Liability	49,396	1,200,183
Gain/(Loss) on Extinguishment of Debt	-	9,883
Interest Expense	(654,627)	(1,368,305)
Total Other Income/Expenses	(603,919)	(157,358)

Income/(Loss) before income taxes	(1,313,964)	(856,591)
Provision for income taxes	-	-

Net Income/(Loss)	$(1,313,964)	$(856,591)

Basic and Diluted Earnings/(Loss) per Share	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	84,128,043	51,262,387

See accompanying notes to the financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(1,313,964)	$(856,591)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation and Depletion	168,468	216,287
Amortization	36,750
Change in Fair Value of Derivative Liability	(49,396)	(1,200,183)
Non-cash Portion of Interest Paid on Convertible Debt	543,726	1,335,664
(Gain)/Loss on Sale of Equipment	84,064	50,042
Asset Write-down	53,470
(Gain)/Loss on Extinguishment of Debt	-	(9,883)
Common Stock Issued for Services	130,000	587,558
Stock Based Compensation	-
Changes in:
Accounts Receivable	(39,409)	(14,705)
Inventory	-	-
Prepaid Expenses	20,677	18,649
Deposits	(1,998)	34,482
Accounts Payable	36,857	(393,823)
Accrued Expenses	107,218	-
Accrued Interest	65,041	42,640
NET CASH (USED) BY OPERATING ACTIVITIES	(158,497)	(189,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(2,000)	$(460,131)
Proceeds from/(Investment in) Restricted Cash Account	(39)	57,203
Investment in Reclamation Bond	-	19,500
Proceeds from Sale of Equipment	145,602	15,102
NET CASH (USED) BY INVESTING ACTIVITIES	143,563	(368,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	$-	$-
Proceeds from Notes Payable	-	-
Proceeds from Exercise of Warrants	-	160,000
Proceeds from Convertible Debt, net	-	356,500
Proceeds from Stockholder Notes	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	516,500

NET CHANGE IN CASH	(14,934)	(41,689)

CASH AT BEGINNING OF PERIOD	14,934	86,853

CASH AT END OF PERIOD	$-	$45,164

See accompanying notes to the financial statements

Pacific Gold Corp.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pacific Gold Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,637,243 to a shareholder as of March 31, 2008. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At March 31, 2008, accrued interest on the notes totaled $242,243.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operating income.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to March 31, 2008	$24,198

Carrying amount of Series E note on March 31, 2008	$329,006

_________________

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

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company remeasured the fair value at each conversion date and again at March 31, 2008, with a resulting change, during the first quarter, in the fair value of $49,396 recorded as a change in fair value of derivative liability.

Face value at issuance – Series D	$2,440,000

Convert to shares to March 31, 2008	(1,366,924)
Face value at March 31, 2008	1,073,076
Less: Fair value[1] of discount amortized to March 31, 2008	(500,838)
Carrying value of Series D note at March 31, 2008	$572,238

Derivative Liability at March 31, 2008	$34,185

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

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5,2007:	$1,017,426

Amortization of discounts to December 31, 2007	16,532
Accelerated amortization of discounts to December 31, 2007	9,109
Conversion to shares through December 31, 2007	(90,000)

Carrying amount of notes on December 31, 2007	$953,068

Amortization of discounts to March 31, 2008	10,803
Accelerated amortization of discounts to March 31, 2008	23,044
Conversion to shares through March 31, 2008	(270,000)

Carrying amount of Series C notes at March 31, 2008	$716,915

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

NOTE 4 – COMMON STOCK

At March 31, 2008 there were 5,600,000 warrants remaining to be exercised on the Series C note, 6,000,000 warrants outstanding on the Series D note, and 450,000 warrants outstanding on the Series E note.

On January 2, 2008 there were 3,637,096 shares issued upon conversion of the Series D note.

On January 29, 2007 there were 750,000 shares issued upon conversion of the Series C note.

On February 5, 2008 there were 1,786,081 shares issued upon conversion of the Series D note.

On February 29, 2008 there were 3,902,876 shares issued upon conversion of the Series D note.

On March 3, 2008 there were 750,000 shares issued upon conversion of the Series C note.

On March 18, 2008 there were 3,202,876 shares issued upon conversion of the Series D note.

In January, there were 2,000,000 shares issued for services.

In March, there were 1,000,000 shares issued for services.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company reached a mutual agreement with Knelson Concentrators to return dewatering equipment for a refund of $104,500.   Subsequent to quarter end there were 11,444,959 shares of common stock issued.

NOTE 6 – PRIOR PERIOD ADJUSTMENTS

During the fourth quarter of 2007, we determined that our convertible debentures should be treated as a derivative instrument.  The derivative liability related to convertible notes and warrants arises because the conversion price of the Company’s convertible notes is discounted from the market price of the Company’s common stock.  Thus, the number of shares that may be issued upon conversion of such notes is indeterminate, which gives rise to the possibility that the Company may not be able to fully settle its convertible note and warrant obligations by the issuance of common stock.  The Company has adjusted to fair value at each date that a note is converted and at each reporting date using the Black-Scholes valuation model.  Adjustments in fair value arising because of changes in the market conditions are recorded as a gain or loss.  To the extent the derivative liability is reduced as a consequence of the conversion of notes or the exercise of warrants, such reduction is recognized as additional paid-in-capital.

Additionally we determined that the modification of the Series C debenture should be recorded in accordance with the EITF 96-19 and EITF 06-6 and that the Company should record an extinguishment loss.  On February 26, 2007 the Company paid $540,000 to cancel a portion of the outstanding debenture in the principal amount of $2,700,000 and related discount of $1,350,074 for a gain on extinguishment initially recorded at $809,927.

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

The effect on certain line items as previously reported is set forth below:

Three Months Ended March 31, 2007
Interest expense
As previously reported	560,643
Adjustment	807,662
Restated Amount	1,368,305

Gain on Extinguishment of Debt
As previously reported	809,927
Adjustment	(800,044)
Restated Amount	9,883

Change in Fair Value of Derivative
As previously reported	-
Adjustment	1,200,183
Restated Amount	1,200,183

Net Loss
As previously reported	449,067
Adjustment	407,524
Restated Amount	856,591

Basic and Diluted EPS
As previously reported	(0.01)
Restated Amount	(0.02)

NOTE 7- RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company is still to determine the effect, if any, on its financial statements, from the adoption of this statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has adopted FASB Statement No. 133 and the Company is still to determine the effect, if any, on its financial statement from the adoption of SFAS 161.

Pacific Gold does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 8- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company had a retained deficit of ($21,079,351), negative working capital of ($2,763,145) and negative cash flows from operations of ($158,497) raising substantial doubt about its ability to continue as a going concern.  During the year to date, the Company has financed its operations through the sale of securities, issuance of debt and loans from a shareholder.

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

These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on our consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

During the second and third quarters of 2007, the Company concentrated on installation of the new systems and equipment to be installed at the Black Rock Canyon Mine. At the end of the reporting period the equipment had been installed, however it was not operating as intended.

The Company operated the mine on a full time basis. The mine showed production throughput of approximately 6,700 yards in July 2007, 11,000 yards in August 2007 and 10,000 yards in September 2007. Production was well below anticipated targets primarily due to the failure of the new dewatering screen that was installed in the second quarter of 2007. At the end of the fourth quarter of 2007the Company temporarily shut down the Black Rock Canyon mine so as to disconnect the failed dewatering system and order a new system from another manufacturer. The Company plans to restart production as soon as the new system is installed.

In the first quarter of 2008 the Company focused on new solutions for the dewatering system of the Black Rock mine and has collected a series of quotes from suppliers. Additionally some site improvements were made and the JCI 3 deck screen was replaced with a Trommel screen.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended March 31, 2008.

Operating expenses for the quarter ended March 31, 2008, totaled $710,045.  The Company incurred labor, fuel and productions costs associated with the various mining activities.  Inventory was written down by $40,239 to reflect the proper cost of gold on hand at the end of the quarter. Equipment operating costs, tools and materials of $29,919 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $49,016 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $9,532.  Advertising and public relations expenses totaled $3,540.  Interest expense totaled $654,627 for the quarter; of this amount, $543,726 was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended March 31, 2007, totaled $699,233. Primary expenses included general administrative expenses of $376,933, and depreciation of $216,287. Additionally there was $1,368,305 in interest on notes payable, of this amount $1,335,664 was a non-cash expense that included amounts for accelerated interest and interest on the Convertible Debentures.  The remaining expenses relate to equipment repairs and rental, and general administrative expenses.

Liquidity and Capital Resources

Since inception to March 31, 2008, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At March 31, 2008, we have unsecured loans from a shareholder in an aggregate amount of $1,637,243 including accrued interest. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007.  The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of March 31, 2008, our assets totaled $3,640,226, which consisted primarily of mineral rights, land and water rights, state bonds and related equipment. Our total liabilities were $4,663,379, which consisted of the notes payable to shareholder of $1,637,243 including accrued interest, accounts payable and accrued liabilities of $1,202,707 and convertible debentures of $1,618,160. We had shareholders’ deficit of $1,023,153. Pacific Gold had negative working capital at March 31, 2008.

On February 26, 2007, the Company sold $2,440,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $2,141,000 after expenses.  The Company paid $299,000 in commissions and expenses. The notes accrue interest at 10% per annum payable in shares of the Company or cash.  As at March 31, 2008, the Company had recorded $171,084 in accrued interest.  The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $0.18 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion.  The warrants are exercisable at $0.216 per share until February 26, 2009.  During the quarter ended March 31, 2008, $289,772 of the Debenture had been converted into common shares.   The Debentures and Warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to US accredited investors. In conjunction with the sale of the debentures we filed a registration statement on Form SB-2.

On April 12, 2006 the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures and warrants to purchase common stock.  As at December 31, 2007 $2,358,000 of the debenture had been converted into common stock and an additional $2,700,000 was retired for a cash payment of $540,000 to one of the note holders. During the quarter ended March 31, 2008, an additional $270,000 of the note was converted into common shares.  The remaining $772,000 in face value has been recorded at its discounted value and the carrying amount reflects accretion of the note over its remaining life.  Subsequent to quarter-end, an additional $135,000 of the note was converted into common shares.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Substantially all the assets of the Company are pledged to one of the holders of outstanding debentures which may make it difficult to obtain additional funding for operations and expansion.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended March 31, 2008.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

New Accounting Pronouncements

Pacific Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices and foreign currency.  At this time, the Company has not entered into any hedging agreements due to limited value of transactions in foreign currency.  The Company has entered into convertible debentures which have been determined to require derivative treatment.  The convertible debentures are valued using the Black-Scholes valuation method at each date a conversion takes place and at each balance sheet date.  The change in the value of the derivative portion of the debenture is reflected in the Company’s income statement and the fair value of the derivative is accounted for on its balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oregon Gold, Inc. initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  In March, 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The final amount is yet to be determined.

Pacific Gold Corp. has initiated a Statement of Claim against Fabick Caterpillar (“Fabick”) in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. Fabick is attempting to have the claim removed from the state of Nevada. If Fabick is successful then the Company plans to file the claim in Missouri.

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

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks before you decide to invest in our common stock.

We do not have a long history of running our business upon which investors may evaluate our performance, and therefore investors bear all the risks of a company beginning to implement its business plan.

We are implementing our business plan for the Company which is in its earlier stages. We have engaged in activities of obtaining mineralization rights by staking and acquisition for various mining prospect areas, conducting exploratory activities, obtaining geological and engineering reports and initial extraction from alluvial deposits on two prospect areas and will begin similar activities for another prospect area when we have sufficient funds.  We have engaged in full scale production only on one prospect area.  There is a significant amount of additional work and investment necessary for us to demonstrate the efficacy of our overall business plan.  You should consider our business future based on the risks associated with our stage of development and our short operating history.  An investment in the company is speculative.

If we are not able to face and solve one or more of the challenges that a developing company in the mining industry typically encounters, we will not succeed in implementing our business plan.

We expect to face many challenges in our business.  These will include, but are not limited to:

•

Engaging and retaining the services of qualified geological, engineering and mining personnel and consultants;

•

Establishing and maintaining budgets;

•

Implementing appropriate financial controls;

•

Acquiring relevant mineralization data efficiently;

•

Staking and evaluating appropriate prospects;

•

Establishing initial exploration plans for mining prospects;

•

Obtaining and verifying studies to determine mineralization levels on our prospects;

•

Ensuring the necessary exploratory and operational permits are filed on a timely basis, and the necessary permits are maintained and approved by the federal and state authorities; and

•

Adhering to regulatory requirements.

The failure to address one or more of these above factors may impair our ability to carry out our business plan.  In that event, an investment in the company would be substantially impaired.

We will be dependent on locating and hiring, at economical rates, independent consultants and occasional workers for the implementation of our business plan without whom we will not meet the expected timing of implementation of our business plan.

To locate, obtain and evaluate prospects and to conduct excavation and processing of the alluvial matrix, we have relied upon and will continue to rely on consultants and occasional workers in addition to our own staff.  These persons will help us in the exploratory, development, extraction, and later stages of our business plan.  We may not be able to locate, employ or retain persons with the appropriate experience and skills to successfully execute our business plan.  The inability to do the proposed actions on a timely basis or at all may result in the delay of implementing our business plan, thereby causing additional expense or our business failure.

Mineral exploration has many inherent risks of operations that may prevent ultimate success.

Mineral exploration has significant risks.  Some of the exploratory risks include the following:

•

It is dependent on locating commercially viable mineralizations in staked and leased prospects and skillful management of prospects once found or located.

•

Mineralization may vary substantially in a prospect, rendering what was initially believed a profitable mineralization of little or no value.  This is particularly true in alluvial deposits where sought mineralization is likely to be unevenly located within the gravel composition and matrix.

•

Mineral exploration and ultimate exploitation may be affected by unforeseen changes including:

•

Changes in the value of minerals;

•

Changes in regulations;

•

Environmental concerns;

•

Technical issues relating to extraction, such as rock falls, subsidence, flooding and weather conditions; and,

•

Labor issues.

Any of these individually or together could delay or halt implementation of the business plan or raise costs to levels that may make it unprofitable or impractical to pursue our business objectives.

Our business future is dependent on finding prospects with sufficient mineralization, grade and consistency without which it may not be practical to pursue the business plan, and investors will lose their investment.

Our business model depends on locating prospects with commercially sufficient amounts of gold.  Until actual extraction and processing, we will not know if our prospects have commercially viable mineralizations of metals that can be profitably marketed.  Even if initial reports about mineralization in a particular prospect are positive, subsequent activities may determine that the prospect is not commercially viable.  Thus, at any stage in the exploration and development process, we may determine there is no business reason to continue, and at that time, our financial resources may not enable us to continue exploratory operations and will cause us to terminate our current business plan.

Regulatory compliance is complex and the failure to meet all the various requirements could result in loss of a staked prospect, fines or other limitations on the proposed business.

We will be subject to regulation by numerous federal and state governmental authorities, but most importantly, by the Federal Environmental Protection Agency, the Federal Department of the Interior, the Bureau of Land Management, and the Forest Service, and comparable state agencies.  The failure or delay in making required filings and obtaining regulatory approvals or licenses will adversely affect our ability to explore for viable mineralizations and carry out subsequent aspects of our business plan.  The failure to obtain and comply with any regulations or licenses may result in fines or other penalties, and even the loss of our rights over a prospect.  We expect compliance with these regulations to be a substantial expense in terms of time and cost.  Therefore, compliance with or the failure to comply with applicable regulation will affect our ability to succeed in our business plan and ultimately to generate revenues and profits.

Our business plan is premised on the price of minerals in the global markets.

Our business plan depends on the price of minerals in the global markets.  The viability of any commercialization of minerals will depend on the cost of recovery versus the market price of the mineral and whether or not it has uses in the markets.  An increase in market use and price will encourage industry interest in United States mine development of smaller operations such as our prospects and improve the likelihood of our overall success.  If the price and/or use of minerals do not increase appreciably, then it is the belief of Pacific Gold that current sources of the minerals we are seeking will remain adequate for market supply and sources like those we are attempting to identify and explore will become marginalized.  The viability of our business plan is also dependant on the price of minerals remaining at least at current prices.  If prices fall substantially from the current levels, then our costs will be such that there will be insufficient profit margins and incentives to pursue our business plan.  In that event, Pacific Gold will have to curtail its business plan and investors will lose their investment.

Competition may develop which will be better able to locate, stake and explore new mineral sources more cost effectively and quicker than Pacific Gold.

There are numerous junior and developed mining, exploration and production companies in existence that may be attracted to the mining businesses if the use of the minerals or prices increase.  We believe there are a significant number of companies around the world that could command greater resources than those available to Pacific Gold to locate, stake, explore and extract mineral resources if there were sufficiently improved economic incentives.  These companies likely would be able to reach production stages sooner than Pacific Gold and obtain market share before us.

Pacific Gold will compete with other mining enterprises for appropriate consultants and employees.

Pacific Gold will compete in the hiring of appropriate geological, engineering, permitting, environmental and other operational experts to assist with the location, exploration and development of staked prospects and implementation of its business plan.  We believe we will have to offer or pay appropriate cash compensation and options to induce persons to be associated with an early-stage exploration company.  If Pacific Gold is unable to make appropriate compensation packages available to induce persons to be associated with it because of its limited resources, we will not be able to hire the persons we need to carry out our business plan.  In that event, investors will have their investment impaired or it may be entirely lost.

Pacific Gold will require additional capital to fund expanded operations, without which we will have to curtail our plans and investors may lose the potential of their investment.

For Pacific Gold to expand its operations in its current prospects and acquire additional prospects, it is anticipated that it will need additional capital.  The mining business, in all of its aspects, requires significant capital.  Without additional capital, Pacific Gold will have to curtail or substantially modify its overall business plan or abandon elements of it.  Because all of the assets of Pacific Gold and its subsidiaries are pledged to secure some of the outstanding debt of the company, it may be difficult to obtain necessary financing.

As of March 31, 2008, Pacific Gold had approximately $4.6 million in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

Pacific Gold has approximately $1.6 million of debt due to a stockholder, $1.4 million in trade payables and accrued liabilities and $1.6 million due to convertible debentures. From time to time, the company may also have trade debt and equipment financing outstanding.  If Pacific Gold is unable to repay any of its obligations when due, the creditor could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable.  In either event, the ability of Pacific Gold to pursue its business plan will be impaired and the equity of the company will become worthless.

Pacific Gold does not have any identified sources of additional capital, the absence of which may prevent it from continuing its operations.

Pacific Gold does not have any arrangements with any investment banking firms or institutional lenders.  Because we will need additional capital in the future, we will have to expend significant effort to raise operating funds.  These efforts may not be successful, and they may be disruptive to our executives other responsibilities and our operations.  In the absence of necessary capital, Pacific Gold will have to limit or curtail operations.  Because all of the assets of Pacific Gold and its subsidiaries are pledged to secure some of the outstanding debt of the company, it may be difficult to obtain necessary financing.

The market price of the shares may fluctuate greatly. Investors in the company bear the risk that they will not recover their investment.

Trading in our common stock has been subject to large volume and price fluctuations. Therefore, there is no clearly established market for our shares at this time.  The public market price is likely to be influenced by the price at which and the amount of shares the selling stockholder is attempting to sell at any point in time with the possible effect of limiting the trading price or lowering it to their offering price. Shares such as those of Pacific Gold are also subject to the activities of persons engaged in short selling the securities which have the effect of driving the price down.  Therefore, the price of our common stock is likely to fluctuate widely.  A full and stable trading market for our common stock may never develop in which event; any holder of our shares may not be able to sell at the time he elects or at all.

Because the common stock is a “penny stock,” investors in our common stock may not be able to resell shares they own in the public markets; therefore they may not be able to recover their investment.

The shares are defined as a penny stock under the Securities and Exchange Act of 1934 and rules of the SEC.  These rules impose additional sales practice and disclosure requirements on broker-dealers who sell our shares to persons other than certain accredited investors.  For covered transactions, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser’s written agreement prior to sale.  In addition, the broker-dealer must make certain mandated disclosures in transactions of penny stocks.  Consequently, these rules may affect the ability of broker-dealers to make a market in our common stock and may affect the investors’ ability to resell shares purchased in this offering.  These transaction rules also may have a depressive effect on the market because brokers cannot generally recommend an investment in Pacific Gold.  Therefore, in all likelihood, a public market will be slow to develop, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 9,326,053 shares of common stock on conversion of the convertible debentures issued February 28, 2007.  The conversion rate was $0.03 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $289,772 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. *

________________

*    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	May 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer and Director	May 14, 2008
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	May 14, 2008
Mitchell Geisler

/s/ Jacquelyn Glazer	Chief Financial Officer	May 14, 2008
Jacquelyn Glazer