Form 10-Q
period 2008-06-30
PACIFIC GOLD CORP
filed 2008-08-18
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2008, the Company had outstanding 128,058,041 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$26,114	$14,934
Restricted Cash	20,598	30,542
Inventory	30,222	30,222
Prepaid Expenses	104,054	205,103
Total Current Assets	180,988	280,801

Property and Equipment:
Proved Development
Acquisition and Development Costs	438,508	432,508
Less: Accumulated Depletion	(337)	(337)
Probable Undeveloped	10,000	10,000
Equipment	2,894,137	3,552,074
Less: Accumulated Depreciation	(1,248,343)	(1,163,508)
Building	824,181	824,181
Less: Accumulated Depreciation	(220,265)	(176,705)
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Property and Equipment, net	2,801,551	3,581,884

Other Assets:
Deposits	17,859	22,982
Reclamation Bond	189,218	189,218
Total Other Assets	207,077	212,200
TOTAL ASSETS	$3,189,616	$4,074,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$724,124	$700,683
Accrued Expenses	507,679	357,952
Accrued Interest	470,837	348,286
Notes Payable – Shareholder	1,395,000	1,395,000
Total Current Liabilities	3,097,640	2,801,921

Long Term Liabilities:
Convertible Debentures	1,358,589	1,673,223
Derivative Liability	33,570	111,594
Total Liabilities	4,489,799	4,586,738

Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 116,326,367, and 75,127,363 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	116,326	75,127
Additional Paid-in Capital	20,596,822	19,178,410
Retained Deficit	(22,013,331)	(19,765,390)
Total Stockholders’ Deficit	(1,300,183)	(511,853)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,189,616	$4,074,885

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Three months ended
	June 30, 2008	June 30, 2007
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs	-	2,354
Depreciation	169,661	182,524
Gross Margin	(169,661)	(184,878)

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	335,682	469,937
Asset Write Down	48,452	141,529
Total Operating Expenses	384,134	611,466

Net Loss from Operations	(553,795)	(796,344)

Other Expenses:
Interest Expense	(344,462)	(1,058,586)
Total Other Expenses	(344,462)	(1,058,586)

Other Income/(Loss)
Interest Income	17	86
Change in the Fair Value of Derivative Liability	(9,812)	621,665
Gain/(Loss) on Extinguishment of Debt	-	-
Total Other Income/(Loss)	(9,795)	621,751
Net Income before Extraordinary Item	(908,052)	(1,233,179)
Extraordinary Item:
(Loss) on Sale of Assets	(25,929)	(254,685)

Net Income/(Loss)	$(933,980)	$(1,487,864)

Basic and Diluted Earnings/(Loss) per Share	$(0.01)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	96,919,609	59,680,497

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Six Months Ended
	June 30, 2008	June 30, 2007
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs	-	2,354
Depreciation	338,129	398,811
Gross Margin	(338,129)	(401,165)

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	739,725	846,870
Asset Write Down	101,922	197,499
Total Operating Expenses	841,647	1,044,369

Net Loss from Operations	(1,179,776)	(1,445,534)

Other Expense
Interest Expense	(999,089)	(2,426,891)
Total Other Income/Expenses	(999,089)	(2,426,891)

Other Income/(Loss)
Gain/(Loss) on Extinguishment of Debt	-	9,883
Other Income	1,273	-
Interest Income	56	967
Change in Fair Value of Derivative Liability	39,584	1,821,848
	40,913	1,832,698
Net Loss before Extraordinary Item	(2,137,952)	(2,039,727)
Extraordinary Item
Loss on Sale of Assets	(109,993)	(304,727)

Net Income/(Loss)	$(2,247,945)	$(2,344,454)

Basic and Diluted Earnings/(Loss) per Share	$(0.02)	$(0.04)

Weighted Average Shares Outstanding:
Basic and Diluted	105,589,900	59,204,253

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(2,247,945)	$(2,344,453)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation and Depletion	338,129	398,811
Amortization	73,500	-
Change in Fair Value of Derivative Liability	(39,584)	(1,821,848)
Non-cash Portion of Interest Paid on Convertible Debt	921,070	2,358,095
Asset Write-down	101,922
(Gain)/Loss on Extinguishment of Debt	-	(9,883)
Common Stock Issued for Services	230,000	698,558
Stock Based Compensation	-	-
Changes in:
Accounts Receivable	-	407
Inventory	-	(26,113)
Prepaid Expenses	(101,049)	39,037
Deposits	(5,123)	34,395
Accounts Payable	23,444	(637,173)
Accrued Expenses	149,727	-
Accrued Interest	122,551	123,420
NET CASH (USED) BY OPERATING ACTIVITIES	(433,358)	(1,186,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(6,000)	$(595,353)
Proceeds from/(Investment in) Restricted Cash Account	9,943	-
Investment in Reclamation Bond	-	19,500
(Gain)/Loss on Sale of Equipment	109,993	304,727
Proceeds from Sale of Equipment	330,602	81,123
NET CASH (USED) BY INVESTING ACTIVITIES	444,538	(190,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	$-	$-
Proceeds from Notes Payable	-	-
Proceeds from Exercise of Warrants	-	160,000
Proceeds from Convertible Debt, net	-	1,606,000
Proceeds from Stockholder Notes	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,766,000

NET CHANGE IN CASH	11,180	389,250

CASH AT BEGINNING OF PERIOD	14,934	174,358

CASH AT END OF PERIOD	$26,114	$563,608

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

Certain amounts previously reported have been reclassified to conform to the June 30, 2008 presentation.

NOTE 2 - SHAREHOLDER NOTE PAYABLE

Pacific Gold owes $1,395,000 to a shareholder, ZDG Investments Ltd., as of June 30, 2008. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007. At June 30, 2008, accrued interest on the notes totaled $277,022.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operating income.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to June 30, 2008	$36,297

Carrying amount of Series E note on June 30, 2008	$341,105

__________________

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

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company remeasured the fair value at each conversion date and again at June 30, 2008, with a resulting change, during the quarter, in the fair value of $9,812 recorded as a change in fair value of derivative liability.

Face value at issuance – Series D	$2,440,000

Convert to shares to June 30, 2008	(1,643,447)
Face value at June 30, 2008	796,553
Less: Fair value[1] of discount amortized to June 30, 2008	(262,611)
Carrying value of Series D note at June 30, 2008	$533,942

Derivative Liability at June 30, 2008	$33,570

_______________

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

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5,2007:	$1,017,426

Amortization of discounts to December 31, 2007	16,532
Accelerated amortization of discounts to December 31, 2007	9,109
Conversion to shares through December 31, 2007	(90,000)

Carrying amount of notes on December 31, 2007	$953,068

Amortization of discounts to June 30, 2008	28,165
Accelerated amortization of discounts to June 30, 2008	42,309
Conversion to shares through June 30, 2008	(540,000)

Carrying amount of Series C notes at June 30, 2008	$483,542

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

NOTE 4 – COMMON STOCK

At June 30, 2008 there were 5,600,000 warrants remaining to be exercised on the Series C note, 6,000,000 warrants outstanding on the Series D note, and 450,000 warrants outstanding on the Series E note.

On January 2, 2008 there were 3,637,096 shares issued upon conversion of the Series D note.

On January 29, 2008 there were 750,000 shares issued upon conversion of the Series C note.

On February 5, 2008 there were 1,786,081 shares issued upon conversion of the Series D note.

On February 29, 2008 there were 3,902,876 shares issued upon conversion of the Series D note.

On March 3, 2008 there were 750,000 shares issued upon conversion of the Series C note.

On March 18, 2008 there were 3,202,876 shares issued upon conversion of the Series D note.

On April 1, 2008 there were 4,265,658 shares issued upon conversion of the Series D note.

On May 1, 2008 there were 4,804,301 shares issued upon conversion of the Series D note.

On May 13, 2008 there were 750,000 shares issued upon conversion of the Series C note.

On May 15, 2008 there were 3,576,410 shares issued upon conversion of the Series D note.

On June 16, 2008 there were 5,398,705 shares issued upon conversion of the Series D note.

On June 18, 2008 there were 750,000 shares issued upon conversion of the Series C note.

In January, there were 2,000,000 shares issued for services.

In March, there were 1,000,000 shares issued for services.

In April, there were 1,625,000 shares issued for services.

In June, there were 3,000,000 shares issued for services.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the quarter end 11,731,674 shares were issued on conversion of the notes.

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

The effect on certain line items as previously reported is set forth below:

	Six Months Ended June 30, 2007	Three Months Ended June 30, 2007
Interest expense
As previously reported	1,091,081	530,438
Adjustment	1,335,810	528,148
Restated Amount	2,426,891	1,058,586

Gain on Extinguishment of Debt
As previously reported	809,927	-
Adjustment	(800,044)	-
Restated Amount	9,883	-

Change in Fair Value of Derivative
As previously reported	-	-
Adjustment	1,821,848	621,665
Restated Amount	1,821,848	621,665

Net Loss
As previously reported	2,030,447	1,581,381
Adjustment	314,006	93,517
Restated Amount	2,344,453	1,487,864

Basic and Diluted EPS
As previously reported	(0.03)	(0.03)
Restated Amount	(0.04)	(0.02)

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

NOTE 8- GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company had a retained deficit of ($22,013,331), negative working capital of ($2,916,652) and negative cash flows from operations of ($433,358) raising substantial doubt about its ability to continue as a going concern.  During the year to date, the Company has financed its operations through the sale of securities, issuance of debt and loans from a shareholder.

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

The Company operated the mine on a full time basis. The mine showed production throughput of approximately 6,700 yards in July 2007, 11,000 yards in August 2007 and 10,000 yards in September 2007. Production was well below anticipated targets primarily due to the failure of the new dewatering screen that was installed in the second quarter of 2007. At the end of the fourth quarter of 2007 the Company temporarily shut down the Black Rock Canyon mine so as to disconnect the failed dewatering system and order a new system from another manufacturer. The Company plans to restart production as soon as the new system is installed.

In the first quarter of 2008 the Company focused on new solutions for the dewatering system of the Black Rock mine and has collected a series of quotes from suppliers. Additionally some site improvements were made and the JCI 3 deck screen was replaced with a Trommel screen.

In the second quarter of 2008 the Company applied for permission to modify the mine permits with a new dewatering/desanding system.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended June 30, 2008.

Operating expenses for the quarter ended June 30, 2008, totaled $384,134.  The Company incurred labor, fuel and productions costs associated with the various mining activities.  Inventory was written down by $48,452 to reflect the proper cost of gold on hand at the end of the quarter. Equipment operating costs, tools and materials of $11,231 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $82,491 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $26,018.  Advertising and public relations expenses totaled $2,215.  Interest expense totaled $344,462 for the quarter; of this amount, $309,683 was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Operating expenses for the quarter ended June 30, 2007, totaled $611,466. Primary expenses included general administrative expenses of $469,937. Additionally there was $1,058,586 in interest on notes payable, of this amount $1,023,807 was a non-cash expense that included amounts for accelerated interest and interest on the Convertible Debentures.  The remaining expenses relate to equipment repairs and rental, and general administrative expenses.

Liquidity and Capital Resources

Since inception to June 30, 2008, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At June 30, 2008, we have unsecured loans from a shareholder in an aggregate amount of $1,672,022 including accrued interest. The amount due is represented by two notes, with interest at 10%; the principal amount of one note is $1,200,000 unsecured and due on June 30, 2008.  The principal amount of the second note is $195,000 and is secured against one asset of the Company and is due on August 27, 2007.  The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of June 30, 2008, our assets totaled $3,189,616, which consisted primarily of mineral rights, land and water rights, state bonds and related equipment. Our total liabilities were $4,489,799, which consisted of the notes payable to shareholder of $1,672,022 including accrued interest, accounts payable and accued liabilities of $1,231,803 and convertible debentures of $1,392,159. We had shareholders’ deficit of $1,300,183. Pacific Gold had negative working capital at June 30, 2008.

On February 26, 2007, the Company sold $2,440,000 in an aggregate principal amount of discounted convertible debentures (“Debentures”) and warrants to purchase common stock (“Warrants”) for aggregate proceeds of $2,141,000 after expenses.  The Company paid $299,000 in commissions and expenses. The notes accrue interest at 10% per annum payable in shares of the Company or cash.  As at June 30, 2008, the Company had recorded $193,814 in accrued interest.  The notes may be converted into common stock at the election of the holder at any time at the conversion rate of $0.18 per share, subject to various limitations, the principal one of which is that the holder may not own more than 4.99% of the then outstanding common stock immediately after the conversion.  The warrants are exercisable at $0.216 per share until February 26, 2009.  During the quarter ended June 30, 2008, $276,523 of the Debenture had been converted into common shares.   The Debentures and Warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to US accredited investors. In conjunction with the sale of the debentures we filed a registration statement on Form SB-2.  Subsequent to quarter-end, an additional $109,415 of the note was converted into common shares.

On April 12, 2006 the Company sold $6,100,000 in an aggregate principal amount of discounted convertible debentures and warrants to purchase common stock.  As at December 31, 2007 $2,358,000 of the debenture had been converted into common stock and an additional $2,700,000 was retired for a cash payment of $540,000 to one of the note holders. During the quarter ended June 30, 2008, an additional $270,000 of the note was converted into common shares.  The remaining $502,000 in face value has been recorded at its discounted value and the carrying amount reflects accretion of the note over its remaining life.  Subsequent to quarter-end, an additional $135,000 of the note was converted into common shares.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Substantially all the assets of the Company are pledged to one of the holders of outstanding debentures which may make it difficult to obtain additional funding for operations and expansion.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended June 30, 2008.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oregon Gold, Inc. initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  In March, 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The judgment award of approximately $33,000, after legal fees, was paid by Mr. Corcoran on July 1, 2008 and the case is now closed.

Pacific Gold Corp. has initiated a Statement of Claim against Fabick Caterpillar (“Fabick”) in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. Fabick is attempting to have the claim removed from the state of Nevada. The Nevada court determined that the case should be brought in Missouri and the Company is currently in the process of employing a Missouri attorney.

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

As of June 30, 2008, Pacific Gold had approximately $4.5 million in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

Pacific Gold has approximately $1.7 million of debt due to a stockholder, $1.2 million in trade payables and accrued liabilities and $1.6 million due to convertible debentures. From time to time, the company may also have trade debt and equipment financing outstanding.  If Pacific Gold is unable to repay any of its obligations when due, the creditor could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable.  In either event, the ability of Pacific Gold to pursue its business plan will be impaired and the equity of the company will become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 18,045,074 shares of common stock on conversion of the convertible debentures issued February 28, 2007.  The conversion rate averaged $0.016 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $276,523 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

During the quarter the Company issued 1,500,000 shares of common stock on conversion of the convertible debentures issued April 12, 2006.  The conversion rate was $0.18 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $270,000 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	August 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer and Director	August 18, 2008
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	August 18, 2008
Mitchell Geisler

/s/ Jacquelyn Glazer	Chief Financial Officer	August 18, 2008
Jacquelyn Glazer