Form 10-K
period 2008-12-31
PACIFIC GOLD CORP
filed 2011-03-21
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

COMMISSION FILE NUMBER     000-32629

PACIFIC GOLD CORP.

(Exact name of registrant as specified in charter)

NEVADA	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #2987, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 214-1483

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value, 500,000,000 shares authorized

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 31, 2009, the aggregate market price of the voting stock held by non-affiliates was approximately $21,750,414.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, the Company had outstanding 217,437,267 shares of its common stock, par value $0.001.

Documents incorporated by reference: None

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

The property consists of federal mining claims and leased private land. The federal mining claims are managed by the BLM and require annual renewal payments prior to September 1st. The leased ground requires the Company to pay a royalty from production with a portion paid in advance each year.

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

The nearby towns appear to have a supply of skilled workers familiar with earthmoving equipment and surface mining experience.  Equipment also appears to be available for purchase or lease.  In the vicinity there is electricity access and water can be obtained from wells at approximately 560 feet.  We have acquired 100% of two existing wells in the area which can supply the necessary amounts of water for the operation as we intend to employ re-circulation methodologies.  We have also acquired 13.67 acres of fee land available adjacent to the wells which can accommodate the mill, tailings ponds, workshop and on-site office.  The wells and adjacent land are approximately three miles from the mining claims.  This land and the two wells have been formally analyzed and tested by the State of Nevada and Chemrox Technologies, an environmental specialist firm that the company hired to provide it with professional services in due diligence, mine planning, groundwater modeling, water restoration, environmental permitting, and reclamation, and are determined to be in excellent condition, free of any contaminants.

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

Prospects

Nevada Rae has staked prospects covering approximately 1,340 acres of the alluvial deposits among the Crescent Valley projects mentioned above.  In addition, it has leased approximately 440 acres of land adjacent to its staked prospects from Corporate Creditors Committee LLC (now Bullion Monarch Mining), by lease dated October 1, 2003.  The lease covers acreage in Section 9, Township 29 North, Range 47 East, Mount Diablo Meridian, Bullion Mining District, Lander County, Nevada.  Under the lease, it has the right to the gold, silver, platinum, palladium and other precious and base metals within the placers and gravels of the leased premises, with exclusive right to prospect and explore for, mine by open pit methods, mill, prepare for market, store, sell and dispose of the same and use, occupy and disturb so much of the surface as Pacific Gold determines useful, desirable or convenient.  The lease term is ten years, renewable for an additional ten years.

Operations

In 2004 and 2005 Nevada Rae permitted the mine with the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NDEP). The property is now referred to as the Black Rock Canyon Mine.

During 2005, Nevada Rae built a mining and milling facility at the Black Rock Canyon Mine. The plant was newly built in 2005 and had some equipment installed in 2006. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage, additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security camera’s that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, a 3 deck screen, trommels, Knelson gravity bowls, jigs, dewatering system, and a variety of pumps, cyclones and small equipment. The Company maintains a fleet of approximately 10 pieces of earth moving equipment including, bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by Sierra Pacific and via two water wells that the Company owns.

In 2006 the Company began production at the Black Rock Canyon Mine. In late 2006, based on preliminary results at the Black Rock Canyon Mine, Nevada Rae began modifications to the site equipment and facilities.

In 2007 the Company made some modifications to the plant and site equipment and restarted mining operations. In the summer of 2007 the desanding system that was purchased for the plant failed to operate as anticipated and the mine was eventually shut down in November with limited production having taken place.

In 2008 the Company applied for and received permission to modify its permit to change the makeup of the processing plant. Among the changes were the removal of the three deck screen and the repositioning of the trommel. To solve the desanding difficulties, the company plans to use a series of hydrocyclones and geotextile bags. Additionally, the Company sold its haul trucks and has identified a more cost efficient truck for hauling materials. In the fourth quarter of 2008 most of the plant modifications necessary to resume operations were completed. Remaining work includes electrical, hydrocyclone and the geotextile bag installation.

In general, the operations will require the excavation of the gravel within the prospect.  Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation.  The mineralization bearing gravel will be dug with an excavator until bedrock is reached, and material will be prescreened and then hauled to the mill site. The mill area will be about three miles away from the mine site.  The mill site is equipped with two functioning wells for process water and is connected to the power grid.  The mill and trommel unit are set up on the private, fee land owned by the company.

To date the Company has invested approximately $6,500,000 into Nevada Rae Gold.

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

In 2008, Pacific Gold Corp. began the process of spinning off Oregon Gold into its own public company. The plan calls for approximately 20% of Oregon Gold to be distributed to the shareholders of Pacific Gold Corp. by way of a share dividend. This process is expected to be completed in the first half of 2009. Once the spinoff is complete Oregon Gold plans to raise financing, reduce its debt to Pacific Gold and file for a permit application to begin mining operations.

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

Regional Geology

The area is dominated by the Pah Rah mountain range which has reliefs of 6,000 feet above sea level. Frankfree Canyon drains the portion of the range immediately to the west of the mine site. Frankfree Canyon opens into an alluvial fan which spreads to the east and extends down slope for about two miles to the mine site, and then it continues to the Truckee River some five miles below the mine site. The mine is located at 4,600 feet above sea level.

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

The company has claims within the project area covering approximately 900 acres.

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

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.

Pacific Gold Corp.

The head office of Pacific Gold is located at 477 Richmond Street West Suite 301, Toronto Ontario, M5V 3E7.  The Company currently has a five-year lease that expires in January, 2012.  Pacific Gold pays $6,867 Canadian dollars (approximately $5,700 US dollars) per month in rent.

Nevada Rae Gold, Inc.

Nevada Rae Gold, Inc. has staked 67 placer claims and 13 lode claims (BLM file no. NMC851395 and NMC0927489) covering approximately 1,340 acres in Lander County, Nevada. The Company also owns 13.67 acres of land in Lander County, Nevada.

In addition, the Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Corporate Creditors Committee LLC (now Bullion Monarch Mining), by lease dated October 1, 2003. Nevada Rae paid an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year.  If the lease is renewed, the annual advance royalty is $20,000.  The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

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

Pilot Mountain Resources, Inc.

The company owns 45 lode claims (BLM file no. NMC 111111) that were purchased in August 2005, within the project area covering approximately 900 acres.  In connection with its acquisition of the claims, Pacific Gold and Pilot Mountain are required to pay Platoro West Incorporated a 2% gross royalty on all mineral sales from the project.

Employees

Pacific Gold has three employees who are the executive officers, mining engineers and internal financial persons and Nevada Rae Gold has one employee, who is site management. We expect to hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

ITEM 3. LEGAL PROCEEDINGS

Oregon Gold, Inc. went to trial in February 2008 regarding its Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced. In March 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The final settlement of approximately $50,000 was received by the Company in July 2008.

Pacific Gold Corp. has initiated a Statement of Claim, in Nevada, against Fabick Caterpillar (“Fabick”) in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. Fabick is attempting to have the claim removed from the state of Nevada. The Nevada court determined that the case should be brought in Missouri and the Company is currently in the process of employing a Missouri attorney.

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007, for the amount of $149,087.  The Company has settled this claim with Perry Crane by a payment of $130,000 plus interest which is due on March 15, 2011.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2008	$0.02	$0.003
September 30, 2008	0.019	.0055
June 30, 2008	0.033	0.0102
March 31, 2008	0.10	0.02
December 31, 2007	0.15	0.04
September 30, 2007	0.25	0.12
June 30, 2007	0.40	0.14
March 31, 2007	0.25	0.15

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

As of March 31, 2009 the Company believes that there are well over 1,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

Equity Compensation Plan Information

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted average exercise price of outstanding warrants, options and rights.	Number of Securities Remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	2002 Equity Performance Plan	3,000,000	$0.30	81,287
	2006 Equity Performance Plan	10,000,000	$0.30	410,879
	2007 Equity Performance Plan	20,000,000	N/A	14,175,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A	N/A
Totals:		33,000,000	$0.30	14,667,166

Subsequent to year-end, 5,000,000 shares of common stock were issued under the 2007 Equity Performance Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 9,189,250 shares of common stock at a conversion price ranging between $0.0042 to $0.0099 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2008 with a negative gross margin of $579,312.

Operating expenses for the year ended December 31, 2008 totaled $1,764,552.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $622,392 for the year.  Equipment operating costs, tools and materials of $64,540 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $180,401 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $49,963.  Advertising and public relations expenses totaled $52,631.  Interest expense totaled $1,772,288for the year; of this amount, $989,900 was a non-cash expense that included amounts for accelerated interest and interest on the Series A, B and C Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we resume operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources:

Since inception to December 31, 2008, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At December 31, 2008, we had unsecured loans from a shareholder in an aggregate amount of $1,742,346 including accrued interest. The note bears interest at the rate of 10% and is due on
December 31, 2009.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loan is limited based on operational income.

As of December 31, 2008, our assets totaled $2,208,021, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,188,985 which primarily consisted of notes payable and accrued interest to a shareholder of $1,742,346, accounts payable and accrued expenses of $1,507,722 convertible debt of $700,661 and derivative liability of $9,839. We had an accumulated deficit of $23,393,043. Pacific Gold had negative working capital at December 31, 2008.

On April 12, 2006 the company borrowed $6,100,000 in principal amount evidenced by original discount debentures, in which it received $3,812,500.  These notes were convertible into common stock at the option of the holders, who during 2006, 2007 and 2008 elected to convert part of the outstanding principal.  The company issued 9,350,000 shares on conversion in 2006, 2007 and 2008. As of October 21, 2008, there was outstanding $97,000 in principal amount, which at this time was assigned for valuable consideration to a third party.  The balance of the note remains due on April 12, 2009 and no other changes to the terms of the note were made at that time.  The warrants attached to the note were not assigned as part of the agreement.

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006.  The second installment of these debentures, $800,000 was paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment of $600,000 was paid immediately prior to such registration statement going effective.  The company has issued 76,622,222 shares on conversion in 2007 and 2008.  An additional 43,706,570 shares were issued on conversion from January to March of 2009.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures are due on October 5, 2010.  The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2008 the Company issued 2,020,202 shares on conversion.

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

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pacific Gold, Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold, Corp. as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. Pacific Gold, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold, Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 12, the Company has negative working capital and a stockholders’ deficit and losses to date of approximately $23 million.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plans to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, FL 33021

March 11, 2011

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

Mantyla McReynolds LLC

                    Certified Public Accountants

                                                              America counts on CPAs™

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Gold Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp., and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2008

Pacific Gold Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	Audited	Audited
ASSETS
Current Assets:
Cash	$ 1,000	$ 14,934
Restricted Cash	20,627	30,542
Inventory	30,222	30,222
Prepaid Expenses	24,500	205,103
Total Current Assets	76,349	280,801

Mineral Rights, Plant and Equipment
Mineral rights, net	500,122	442,171
Plant and Equipment, net	1,320,804	3,036,043
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,924,596	3,581,884

Other Assets:
Deposits	17,858	22,982
Reclamation Bond	189,218	189,218
Total Other Assets	207,076	212,200
TOTAL ASSETS	$ 2,208,021	$ 4,074,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 732,897	$ 700,683
Accrued Expenses	774,825	357,952
Accrued Interest	575,763	348,286
Convertible Debentures – Short-Term Portion	328,017	-
Notes Payable – Shareholder	1,395,000	1,395,000
Total Current Liabilities	3,806,502	2,801,921

Long Term Liabilities:
Convertible Debentures	372,644	1,673,223
Derivative Liability	9,839	111,594
Total Liabilities	4,188,985	4,586,738

Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 160,700,394, and 75,127,363 shares issued and outstanding at December 31, 2008 and December 31, 2007 respectively	160,700	75,127
Additional Paid-in Capital	21,251,379	19,178,410
Retained Deficit	(23,393,043)	(19,765,390)
Total Stockholders’ Deficit	(1,980,964)	(511,853)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,208,021	$ 4,074,885

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2008	2007
Revenue:
Total Revenue	$-	$123,455
Production Costs
Production Costs	-	316,339
Depreciation	579,312	801,777
Gross Margin	(579,312)	(994,661)

Operating Expenses:
Mineral Rights Expense	5,194	617
General and Administrative	1,373,517	2,162,289
Loss on Sale of Assets	231,986	313,988
Asset Write Down	153,855	379,466
Total Operating Expenses	1,764,552	2,856,360

Net Loss from Operations	(2,343,864)	(3,851,021)

Other Expense
Interest Expense	(1,772,288)	(3,486,586)
Total Other Income/Expenses	(1,772,288)	(3,486,586)

Other Income/(Loss)
Gain/(Loss) on Extinguishment of Debt	377,192	(190,185)
Other Income	1,289	-
Interest Income	85	1,121
Settlement of Lawsuit	50,396	-
Change in Fair Value of Derivative Liability	59,537	2,903,255
	488,499	2,714,191
Net Income/(Loss)	$(3,627,653)	$(4,623,416)

Basic and Diluted Earnings/(Loss) per Share	$(0.03)	$(0.07)

Weighted Average Shares Outstanding:
Basic and Diluted	120,013,133	62,521,497

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Stockholders' Equity
For the Years ended December 31, 2008 and 2007

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	55,671,797	$55,672	$15,052,666	$(15,141,974)	$(33,636)

Issuance of convertible note Series C Warrants	800,000	800	159,200		160,000
Issuance of common stock for services	4,711,173	4,711	825,847		830,558
Stock option expense			35,000		35,000
Conversion of Series C note	2,800,000	2,800	1,055,200		1,058,000
Conversion of Series D note	11,144,394	11,144	1,905,305		1,916,449
Issuance of Series E note			145,192		145,192
Net loss year-to-date				(4,623,416)	(4,627,916)

Balance, December 31, 2007	75,127,364	$75,127	$19,178,410	$(19,765,390)	$(511,853)

Issuance of common stock for services	12,825,000	12,825	240,175	-	253,000
Conversion of Series C note	5,250,000	5,250	939,750	-	945,000
Conversion of Series D note	65,477,828	65,478	875,064	-	940,542
Conversion of Series E note	2,020,202	2,020	17,980		20,000
Net loss to December 31, 2008				(3,627,653)	(3,627,653)

Balance, December 31, 2008	160,700,394	$160,700	$21,251,379	$(23,393,043)	$(1,980,964)

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,627,653)	$(4,623,416)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	579,312	801,777
Amortization	147,000	122,500
Change in Fair Value of Derivative Liability	59,537	(2,903,255)
Non-cash Portion of Interest Paid on Convertible Debt	1,425,517	3,206,587
Loss on Sales of Equipment	231,986	313,988
Asset Write-down	7,609	379,466
(Gain)/Loss on Extinguishment of Debt	(355,222)	190,185
Common Stock Issued for Services	253,000	830,558
Stock Based Compensation	-	35,000
Changes in:
Accounts Receivable	-	407
Inventory	-	(318,074)
Prepaid Expenses	33,603	18,423
Deposits	5,124	39,810
Accounts Payable	32,214	38,962
Accrued Expenses	416,873	(250,423)
Accrued Interest	227,477	279,940
NET CASH (USED) IN OPERATING ACTIVITIES	(563,623)	(1,837,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(81,579)	$(579,648)
Proceeds from Restricted Cash Account	9,915	56,963
Investment in Reclamation Bond	-	19,501
Proceeds from Sale of Equipment	919,960	202,830
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	848,296	(300,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Convertible Notes	(298,607)	-
Proceeds from Exercise of Warrants	-	160,000
Proceeds from Convertible Debt, net	-	1,906,000
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	(298,607)	2,066,000

NET CHANGE IN CASH	$(13,934)	$(71,919)

CASH AT BEGINNING OF PERIOD	14,934	86,853

CASH AT END OF PERIOD	$1,000	$14,934

Cash paid during the year for:
Interest	-	-
Income Taxes	-	-

Non-cash financing and investing activities:
Conversion of Notes Payable	1,905,542	2,050,276

See accompanying notes to financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of December 31, 2008.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the year ended December 31, 2008.

Accounts Receivable/Bad Debt.   The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2008, and 2007 there were no accounts receivable.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of December 31, 2008 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of December 31, 2008 and 2007 were:

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

Mineral Rights

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

We were not in mining in 2008 and thus we did not amortize any of our mineral rights.

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”)

Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows. This interpretation is now found under ASC Topic 740, “Accounting for Uncertainty in Tax Positions”.

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2008, and 2007  the Company had 29,431,800 potentially dilutive common stock equivalents.

Advertising.  The Company’s policy is to expense advertising costs as incurred.  The Company incurred costs of $81,890 in 2008.  In 2007 total advertising costs were $85,741.

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

Convertible Debentures. Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”  under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,  EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, (now ASC Topic 718), except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

Equity Instruments Issued with Registration Rights Agreement The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies” (Now ASC Topic 450). This accounting is consistent with views established by FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes a liability when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

Deferred Financing Fees-Deferred financing fees represent debt issuance costs withheld from the proceeds by the purchasers of the Company’s convertible notes payable. These fees are capitalized and then amortized to interest and financing expense over the lives of the related convertible notes.

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

Stock based compensation. Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the year ended December 31, 2008.  SFAS No. 123(R) is now found as ASC Topic 718.

Recently issued accounting pronouncements- In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations. SFAS No. 133 is now found as ASC Topic 815.

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements. SFAS No. 161 is now found as ASC Topic 815.

On January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements. SFAS No. 161 is now found as ASC Topic 815.

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is now found as ASC Topic 105.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, Pacific Gold has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 2 - PLANT AND EQUIPMENT

During 2008 the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles.  The gross proceeds from the sale of assets was approximately $920,000.  Of this amount, $298,607 was used to repay a portion of the convertible debentures in cash.

During 2007 Pacific Gold acquired vehicles, earth moving equipment, gold processing equipment and made additions and modifications to its building totaling $518,183.   During 2007 Pacific Gold acquired a dewatering system that, once brought into its production line, did not perform as expected.  The Company returned the equipment for a refund during 2008.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at December 31, 2008 and 2007 consisted of the following:

PLANT AND EQUIPMENT	2008	2007
Building	$824,182	$824,182
Accumulated Depreciation	(263,715)	(176,705)
Equipment	1,697,507	3,552,074
Accumulated Depreciation	(937,170)	(1,163,508)
	$1,320,804	$3,036,043

NOTE 3 – MINERAL RIGHTS

Mineral rights at December 31, 2008 and 2007 consisted of the following:

MINERAL RIGHTS	2008	2007
Nevada Rae Gold – Morris Land	$104,987	$73,379
Accumulated Depletion	(61)	(53)
Oregon Gold – Defiance & Bear Bench	225,195	229,695
Accumulated Depletion	(294)	(283)
Fernley Gold – Lower Olinghouse	71,904	55,293
Pilot Mountain Resources – Project W	75,216	69,090
Pacific Metals – Graysill Claims	23,175	15,050
	$500,122	$442,171

As of December 31, 2008 and 2007 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 4 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,742,346 and $1,602,463 to a shareholder as of December 31, 2008, and 2007 respectively. The amount due is represented by a consolidated promissory note, with interest at 10%; the principal amount of the note is $1,395,000 unsecured and due on December 31, 2009. At December 31, 2008, and 2007, accrued interest on the note totaled $347,346, and $207,463, respectively.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

Pacific Gold entered into a lease with ZDG Investments Ltd., an entity owned by an officer, to rent office space starting in March 2007 with monthly payments of approximately $6,867 Canadian dollars, (approximately $5,600 US dollars).  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance. This amount is reflected in deposits.  The lease expires in January 2012.

NOTE 5 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2008 and 2007, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $24,812,576 at December 31, 2008, and will expire in the years 2011 through 2028.

At December 31, 2008, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$8,411,901
Valuation allowance	-	(8,411,901)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $1,143,979, from December 31, 2007.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2008	$3,364,643	2028
2007	5,765,292	2027
2006	9,246,058	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016
1996	5,000	2011

Total	$24,812,576

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2008 follows:

Expected Provision (based on statutory rate)	$(1,143,979)
Effect of:
Difference between 2007 NOL estimate and actual	(78,641)
Increase/(decrease) in valuation allowance	1,222,620
Total actual provision	$—

The Company adopted the provisions of FIN 48 (now known as ASC Topic 740) on January 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company continues to incur large net operating losses as disclosed above.  Since it is not thought that these net operating loss carryforwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2008 is presented as follows:

Balance as of January 1, 2008	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2008	$—

The Company has filed income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008, and 2007, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2008, and 2007, respectively.

NOTE 6 - FINANCING

On October 5, 2007 the Company sold a $450,000 in principal amount of discounted convertible debenture (“Debenture”) and a warrant to purchase common stock (“Warrant”) for an aggregate payment to the Company of $300,000, after deduction for the interest discount. The Debenture is due October 5, 2010, and has an effective simple interest rate of 16.7%, prepaid by original issue discount, with an effective interest rate of 14.47%.  The principal amount due may be converted into shares of common stock at any time by the holder at an initial conversion rate of $0.18 per share.  The amount of principal that may be converted at any one time by the investor is limited to 9.99% of the outstanding number of shares of common stock of the Company immediately after the conversion. The Company has agreed to liquidated damages and other damages for failure to effect the conversion or to deliver the certificates.  The conversion price will be subject to adjustment for regular corporate events and reduced to equal the selling price of, or exercise – conversion price for, common stock sold or issuable after October 5, 2007, at less than $0.18.  The conversion price also may be adjusted in the future based on the average of the last three conversions of the currently outstanding debentures issued in the February 2007 debenture offering, if the average is less than $.18.  During 2008 the conversion price was readjusted to $0.0099 and the note was revalued at this time.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	12,099
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)

Carrying amount of Series E note on October 16, 2008	365,418
Conversions to December 31, 2008	(20,000)

Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

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

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company remeasured the fair value at each conversion date and again at December 31, 2008, with a resulting change in the fair value of $2,903,255 recorded as a change in fair value of derivative liability.

Face value at issuance – Series D February 26, 2007	$2,440,000

Convert to shares to December 31, 2007	(988,276)
Face Value at December 31, 2007	1,447,724
Less: Fair value[1] of discount amortized to December 31, 2007	(1,048,476)
Carrying Value of Series D note at December 31, 2007	$403,248

Cash payment to December 31, 2008	(298,607)
Convert to shares to December 31, 2008	(1,874,412)
Face value at December 31, 2008	266,981
Less: Fair value1 of discount amortized to December 31, 2008	(20,812)
Carrying value of Series D note at December 31, 2008	$246,169

Derivative Liability at December 31, 2008	$9,839

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

The maximum penalty that we may incur under this registration payment arrangement is 18% of the aggregate investment amount, or $439,200.  Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.  We do not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements. As of December 31, 2008 no payments have been made.

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

•

Warrants:  In connection with the financing, 6,400,000 warrants were issued with an exercise price of $0.30 per share and a 3-year life.  During 2007, 800,000 warrants were re-priced to $0.20 and exercised for $160,000.

On February 26, 2007 the Company paid $540,000 to cancel a portion of the outstanding debenture in the principal amount of $2,700,000 and related discount of $1,350,074 for a gain on extinguishment of $809,927. The Company also modified the conversion price of the remaining convertible notes from $1.00 to $.26 per share. The Company also modified the exercise price of 800,000 associated warrants issued with convertible notes from $.30 to $.20 per share and the other 800,000 warrants from $.30 to $.18 per share.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.  A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value[1] of:
Warrants	(114,574)
Carrying amount of notes on October 5,2007:	$1,017,426

Amortization of discounts to December 31, 2007	16,532
Accelerated amortization of discounts to December 31, 2007	9,110
Conversions to shares thru December 31, 2007	(90,000)
Carrying amount of Series C notes at December 31, 2007	953,068

Amortization of discounts to December 31, 2008	48,034
Accelerated amortization of discounts to December 31, 2008	66,311
Conversion to shares thru December 31, 2008	(1,035,000)
Carrying amount of Series C notes at December 31, 2008	$96,771

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 7 – COMMON STOCK

In 2008 there were 5,250,000 common shares issued for conversion of Series C convertible notes.

In 2008, 65,477,828 common shares were issued for monthly installment payments due on the Series D convertible notes.

In 2008, 2,020,202 common shares were issued for conversion of Series E convertible notes.

In 2008, 12,825,000 common shares were issued for services to employees and consultants ranging in price from $0.004 to $0.05 per share

In 2007, 10,172,171 common shares were issued for the monthly installment payments due and 972,223 common shares were issued on conversion on the Series D convertible notes.

In 2007, there were 2,800,000 common shares issued for conversion of Series C convertible notes.

In 2007, 4,711,172 common shares were issued for services to employees and consultants ranging in price from $.05 to $.28 per share.  The shares were valued at $830,558.

On March 7, 2007, 800,000 warrants associated with the Series C convertible notes were exercised for gross proceeds of $160,000 to the Company.

NOTE 8 – EQUITY PLANS

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

Options under all Plans may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors.  To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options is as follows:

	Options
2008	Shares	Weighted Average Exercise Price
Granted	0	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	1,050,000	0.30
Exercisable	1,050,000	0.30

Weighted average fair value of options granted during year		N/A
Weighted average fair value of shares issued under the 2007 Plan		$0.017

	Options
2007	Shares	Weighted Average Exercise Price
Granted	250,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	1,050,000	0.30
Exercisable	1,050,000	0.30

Weighted average fair value of options granted during year		$0.14
Weighted average fair value of shares issued under the 2006 and 2002 Plans		$0.017

NOTE 9 – WARRANTS

In connection with the Series D convertible debenture issued on February 26, 2007, 6,000,000 warrants were issued at $0.216 and expire on February 26, 2012.  In October 2007 these warrants were repriced to $0.18.

In connection with the Series E convertible debentures issued on October 5, 2007, the Company issued 450,000 warrants exercisable into common stock at $0.18 each expired on October 5, 2010.

In connection with the Series C convertible debentures issued on April 12, 2006, the Company issued 6,400,000 warrants exercisable into common stock at $0.30 each.  During 2007, 800,000 of these warrants were repriced to $0.20 and exercised for $160,000 in cash to the Company and 800,000 warrants were repriced to $.18 and expired on April 12, 2009.

The following table summarizes warrant activity of the Company:

	2008	2007
Warrants outstanding at beginning of year	12,050,000	6,400,000
Granted in the year	0	6,450,000
Exercised in the year	0	800,000
Expired in the year	0	0
Outstanding and exercisable at December 31	12,050,000	12,050,000
Weighted Average Exercise Price	$0.18	$0.18

NOTE 10 - OPERATING LEASES

Pacific Gold entered into a lease with ZDG Investments Ltd. to rent office space starting in March 2007 with monthly payments of approximately $5,700 US dollars.  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance.  This amount is reflected in deposits.  The lease expires in January 2012.

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

Rent expense in 2008 and 2007 was $87,594 and $46,005, respectively.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2008:

Year ended	Total
December 31, 2009	$100,400
December 31, 2010	100,400
December 31, 2011	100,400
December 31, 2012	37,700
Thereafter	32,000
Total	$370,900

NOTE 11 – MAJOR CUSTOMERS

In 2008 there were no gold sales.  In 2007, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold become significantly decreased, the Company could experience severe negative impact.

NOTE 12 – LEGAL PROCEEDINGS

Oregon Gold, Inc. went to trial in February 2008 regarding its Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced. In March 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The final settlement of approximately $50,000 was received by the Company in July 2008.

Pacific Gold Corp. has initiated a Statement of Claim, in Nevada, against Fabick Caterpillar (“Fabick”) in connection with equipment bought from Fabick. The equipment was not delivered in the condition as promised and proved not to be operable. Pacific Gold is suing for the monies paid for the equipment and additional expenses. Fabick is attempting to have the claim removed from the state of Nevada. The Nevada court determined that the case should be brought in Missouri and the Company is currently in the process of employing a Missouri attorney.

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007, for the amount of $149,087.  The Company has settled this claim with Perry Crane by a payment of $130,000 plus interest which is due on March 15, 2011.

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

NOTE 13 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, the Company had a retained deficit of ($23,393,043) negative working capital of ($3,730,153)  and negative cash flows from operations of ($806,607) raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2008, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to year end, the debenture holder of the Series D note converted $196,895 in principal and interest into 43,706,570 shares of common stock.  The debenture holder of Series E note converted $30,000 in principal and interest into 3,030,303 shares of common stock. The Company also issued 10,000,000 shares to consultants for services. The shares were valued at $77,500. The company evaluated subsequent events through March 31, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management began an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the registered public accounting firm of the Company about this condition.  Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

No Attestation Report Required

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

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

NAME	AGE	POSITIONS
Robert Landau	37	Chief Executive Officer, President and Chairman
Mitchell Geisler	38	Chief Operating Officer, Treasurer and Secretary
Jacquelyn Glazer	35	Chief Financial Officer

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2008, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2008 were complied with.

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

4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and,

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

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2008.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
		(1)	BONUS	(2)	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Rob Landau	2008	$562	$0	$0	$0	$562
CEO, President & Director	2007	$24,983	$0	$41,000	$10,500	$76,483
	2006	$13,531	$0	$349,000	$21,300	$383,831
Mitchell Geisler	2007	$562	$0	$0	$0	$562
COO & Director	2007	$48,761	$0	$10,700	$8,750	$68,211
	2006	$63,586	$9,999	$277,900	$17,750	$369,235
Jacquelyn Glazer, CFO	2008	$50,409	$0	$0	$0	$50,409
	2007	$40,191	$0	$37,500	$8,750	$86,441
	2006	$68,269	$0	$25,000	$17,750	$110,019

______________

 (1)  Amounts noted are actual amounts paid in 2008.  Annual compensation, per employment agreements, is as follows:

	2008	2007	2006
Robert Landau	$180,000	$180,000	$12,000
Mitchell Geisler	$150,000	$150,000	$66,000
Jacquelyn Glazer	$84,000	$84,000	$79,000

(2) Amounts noted are total share amounts issued in 2006, 2007 and 2008, including salary and bonus paid in shares. Annual bonus compensation paid in shares for 2006, 2007 and 2008, was as follows:

	2008	2007	2006
Robert Landau	$0	$0	$264,000
Mitchell Geisler	$0	$0	$264,000
Jacquelyn Glazer	$0	$25,000	$25,000

Grants of Plan Based Awards
Name	Grant Date	Number of Securities Underlying Options Granted	Exercise of Base Price ($/sh)
Robert Landau, CEO	6/30/2007	75,000	$0.30
Mitch Geisler, COO	6/30/2007	62,500	$0.30
Jacquelyn Glazer, CFO	6/30/2007	62,500	$0.30

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

Other Compensation Arrangements

On June 20, 2007 the company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  At December 31, 2008 we have issued 10,825,000 shares under the 2007 Plan.

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 4,961,172 common shares under this plan during 2007 and we issued 2,627,949 common shares under this plan during 2006.  In 2008 we issued 2,000,000 shares under this plan.  There are 410,879 shares remaining to be issued.

On October 3, 2002, a stockholder owning more than a majority of the Company's common stock executed and delivered a written consent approving the 2002 Equity Performance Plan authorizing up to 3,000,000 shares of common stock for structuring compensation arrangements and to provide an equity incentive for employees and other consultants. We issued 1,353,157 common shares under this plan during 2005 and 1,283,333 common shares in 2006.  This plan is now closed.

All plans are administered by the board of directors. The awards that may be granted include incentive and non-incentive options, stock appreciation rights, restricted stock, deferred stock and other stock based grants. The board of directors, at the time of an award determines the type of award, exercise price, vesting schedule and expiration date. The minimum exercise price under the plans is $0.02. Incentive options may be granted only to employees, otherwise, awards may be granted to officers, directors, employees, and consultants. The plan provides for acceleration of vesting of outstanding awards in the event of a non-approved acquisition of more than 50% of the combined voting power of the Company.

EMPLOYMENT AGREEMENTS

Each of the three executive officers of the Company has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms which include but are not limited to: base salaries, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months’ severance on termination of the employee. The agreements are reviewed on an annual basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2008, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *		PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	1,450,000	(3)	0.9%
Robert Landau (1)	18,205,057	(4)	11.3%
Jacquelyn Glazer (1)	1,139,181	(5)	0.7%
ZDG Holdings Inc. (2)	16,605,000		10.3%

All executive officers and directors as a group (one person)	20,794,238		12.9%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2008, the Company received various loans totaling $1,742,346 including accrued interest from ZDG Investments Limited, which owns 5,000 shares and is related to ZDG Holdings Inc. in order to fund the business operations.  The note is for $1,395,000 and is unsecured, bearing 10% simple interest and due December 31, 2009. ZDG Investments has agreed to receive no repayment on the current notes, unless from cash flow generated by the Company, until the Series D convertible debentures are retired.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $49,865 for the fiscal year ended December 31, 2008 and $41,494 for the fiscal year ended December 31, 2007 to Mantyla McReynolds LLC, our former independent accountants.  The Company paid financial statement review fees totaling $16,495 to Robnett & Company LP, our former independent accountants.

Audit-Related Fees

The Company paid audit-related fees totaling $5,274 for the fiscal year ended December 31, 2007 to Mantyla McReynolds LLC.

Tax Fees

The Company paid tax fees totaling $2,750 for the fiscal year ended December 31, 2007 to Mantyla McReynolds LLC.

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	March 21, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	March 21, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	March 21, 2011
Mitchell Geisler