Form 10-Q
period 2009-03-31
PACIFIC GOLD CORP
filed 2011-06-03
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of June 02, 2011, the Company had outstanding 745,732,649 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets ( Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$2,401	$1,000
Restricted Cash	-	20,627
Inventory	30,222	30,222
Prepaid Expenses	-	24,500
Total Current Assets	32,623	76,349

Mineral Rights, Plant and Equipment
Mineral rights, net	503,122	500,122
Plant and Equipment, net	1,232,765	1,320,804
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,839,557	1,924,596

Other Assets:
Deposits	17,858	17,858
Reclamation Bond	189,218	189,218
Total Other Assets	207,076	207,076
TOTAL ASSETS	$2,079,256	$2,208,021

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$757,789	$732,897
Accrued Expenses	951,414	774,825
Accrued Interest	610,638	575,763
Convertible Debentures - Short-Term Portion	236,582	328,017
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	3,951,423	3,806,502
Long Term Liabilities:
Convertible Debentures	278,791	372,644
Derivative Liability	6,743	9,839
Total Liabilities	4,236,957	4,188,985
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 217,437,267, and 160,700,394 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	217,437	160,700
Additional Paid-in Capital	21,532,977	21,251,379
Accumulated Deficit	(23,908,116)	(23,393,043)
Total Stockholders' Deficit	(2,157,702)	(1,980,964)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,079,256	$2,208,021

See accompanying notes to financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Quarter Ended
	March 31, 2009	March 31, 2008
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs
Depreciation	88,036	168,468
Gross Margin	(88,036)	(168,468)

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	317,689	404,043
Loss on Sale of Assets	-	84,064
Asset Write Down	-	53,470
Total Operating Expenses	317,689	541,577

Net Loss from Operations	(405,725)	(710,045)

Other Income/(Expenses)
Interest Expense	(101,004)	(654,627)
Other Income	-	1,273
Interest Income	-	39
Change in Fair Value of Derivative Liability	(8,344)	49,396
Total Other Income / (Expenses)	(109,348)	(603,919)
Net Loss	$(515,073)	$(1,313,964)

Basic and Diluted Earnings/(Loss) per Share	(0.003)	(0.016)

Weighted Average Shares Outstanding:
Basic and Diluted	188,681,439	84,128,043

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(515,073)	$(1,313,964)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	88,039	168,468
Amortization	24,500	36,750
Change in Fair Value of Derivative Liability	8,344	(49,396)
Non-cash Portion of Interest Paid on Convertible Debt	41,966	543,726
Loss on Sales of Equipment	-	84,064
Asset Write-down	-	53,470
Common Stock Issued for Services	100,000	130,000
Changes in:
Accounts Receivable	-	(39,409)
Inventory	-	-
Prepaid Expenses	-	20,677
Deposits	-	(1,998)
Accounts Payable	24,892	36,857
Accrued Expenses	176,589	107,218
Accrued Interest	34,875	65,041
NET CASH (USED) IN OPERATING ACTIVITIES	(15,866)	(158,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(3,000)	$(2,000)
Proceeds from Restricted Cash Account	20,267	(39)
Investment in Reclamation Bond	-	-
Proceeds from Sale of Equipment	-	145,602
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	17,267	143,563

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	$1,401	$(14,934)

CASH AT BEGINNING OF PERIOD	1,000	14,934
CASH AT END OF PERIOD	$2,401	$-

Cash paid during the year for:
Interest	-	-
Income Taxes	-	-

Non-cash financing and investing activities:
Conversion of Notes Payable	226,895	672,662

See accompanying notes to the financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Basis of Presentation.

The accompanying consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Oregon Gold, Inc., Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp.  All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the Form 10-K have been omitted.

Significant Accounting Principals

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of March 31, 2009.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the three months ended March 31, 2009.

Accounts Receivable/Bad Debt.  The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of March 31, 2009, there were no accounts receivable.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of March 31, 2009 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of March 31, 2009 were:

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

We were not in mining in the three months ended March 31, 2009 and thus we did not amortize any of our mineral rights.

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

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2009 the Company had 187,172,625 potentially dilutive common stock equivalents.

Advertising.  The Company’s policy is to expense advertising costs as incurred.  For the three months ended March 31, 2009 the Company incurred costs of $7,767.

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

Stock based compensation. Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the three months ended March 31, 2009.  SFAS No. 123(R) is now found as ASC Topic 718.

Recently issued accounting pronouncements- In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements. SFAS No. 157 is now found as ASC Topic 820.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements. SFAS No. 159 is now found as ASC Topic 820.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements. SFAS No. 141 (R) is now found as ASC Topic 805.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 – PLANT AND EQUIPMENT

During the three months ended March 31, 2009 the Company reviewed its equipment requirements and modified its plant.  No assets were sold during the three months ended March 31, 2009.

During 2008 the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles. The gross proceeds from the sale of assets was approximately $920,000.  Of this amount, $298,607 was used to repay a portion of the convertible debentures in cash.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at March 31, 2009 and December 31, 2008 consisted of the following:

PLANT AND EQUIPMENT	March 31, 2009	December 31, 2008
Building	$824,182	$824,182
Accumulated Depreciation	(285,440)	(263,715)
Equipment	1,668,110	1,697,507
Accumulated Depreciation	(974,903)	(937,170)
	$1,231,949	$1,320,804

NOTE 4 – MINERAL RIGHTS

Mineral rights at March 31, 2009 and December 31, 2008 consisted of the following:

MINERAL RIGHTS	March 31, 2009	December 31, 2008
Nevada Rae Gold – Morris Land	$104,987	$104,987
Accumulated Depletion	(61)	(61)
Oregon Gold – Defiance & Bear Bench	225,195	225,195
Accumulated Depletion	(294)	(294)
Fernley Gold – Lower Olinghouse	74,904	71,904
Pilot Mountain Resources – Project W	75,216	75,216
Pacific Metals – Graysill Claims	23,175	23,175
	$503,122	$500,122

As of March 31, 2009 and December 31, 2008 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,777,221 to a shareholder as of March 31, 2009. The amount due is represented by a consolidated promissory note, with interest at 10%; the principal amount of the note is $1,395,000 unsecured and due on December 31, 2009. At March 31, 2009, accrued interest on the note totaled $382,221.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

Pacific Gold entered into a lease with ZDG Investments Ltd., an entity owned by an officer, to rent office space starting in March 2007 with monthly payments of approximately $6,867 Canadian dollars, (approximately $5,500 US dollars).  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance. This amount is reflected in deposits.  The lease expired in December 31, 2009.

NOTE 6 - FINANCING

Series E Note

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)

Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru March 31, 2009	(30,000)

Amortization of Discounts to March 31, 2009	20,567
Carrying amount of Series E note on March 31, 2009	$348,287

_____________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Series D Note

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

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company re-measured the fair value at each conversion date and again at March 31, 2009, with a resulting change in the fair value of $3,678,163 recorded as a change in fair value of derivative liability.

Face value at issuance – Series D	$2,440,000
Cash payment to December 31, 2008	(298,607)
Convert to shares to December 31, 2008	(1,874,412)
Face value at December 31, 2008	266,981
Less: Fair value[1] of discount amortized to December 31, 2008	(20,812)

Carrying value of Series D note at December 31, 2008	$246,169

Conversion to shares thru March 31, 2009	(196,895)
Less: Fair Value[1] of discount amortized thru March 31, 2009	20,813

Carrying value of Series D note at March 31, 2009	$70,087

Derivative Liability at March 31, 2009	$6,743

___________________

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

The maximum penalty that we may incur under this registration payment arrangement is 18% of the aggregate investment amount, or $439,200.  Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.  We do not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements. As of March 31, 2009 no payments have been made.

Series C Note

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

A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5,2007:	$1,017,426

Amortization of discounts to December 31, 2008	48,034
Accelerated amortization of discounts to December 31, 2008	66,311

Conversion to shares thru December 31, 2008	(1,035,000)

Carrying amount of Series C notes at December 31, 2008	$96,771

Amortization of discounts to March 31, 2009	229
Accelerated amortization of discounts to March 31, 2009	-

Conversions to shares thru March 31, 2009	-

Carrying amount of Series C notes at March 31, 2009	$97,000

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 7 – COMMON STOCK

During the three months ended March 31, 2009 there were 10,000,000 common shares issued to a consultant at a per share value of $0.01.

During the three months ended March 31, 2009 there were 43,706,570 common shares were issued for monthly installment payments due on the Series D convertible notes.

During the three months ended March 31, 2009, 3,030,303 common shares were issued for conversion of Series E convertible notes.

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

In 2007, 4,711,172 common shares were issued for services to employees and consultants ranging in price from $.05 to $.28 per share.  The shares were valued at $830,588.

On March 7, 2007, 800,000 warrants associated with the Series C convertible notes were exercised for gross proceeds of $160,000 to the Company.

NOTE 8 - OPERATING LEASES

Pacific Gold entered into a lease with ZDG Investments Ltd. to rent office space starting in March 2007 with monthly payments of approximately $5,700 US dollars.  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance.  This amount is reflected in deposits.  The lease expired in December 2009.

Rent expense for the three months ended March 31, 2009 and 2008 were $16,348 and $20,135, respectively.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of  March 31, 2009:

Year ended	Total
December 31, 2009	$85,400
December 31, 2010	20,000
December 31, 2011	20,000
December 31, 2012	20,000
Thereafter	20,000
Total	$165,400

NOTE 9 – LEGAL PROCEEDINGS

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007, for the amount of $149,087. The Company has settled this claim with Perry Crane by a payment of $130,000 plus interest which was due on March 15, 2011. The Settlement amount plus interest for a total of $145,209 were paid out by March 10, 2011.

On April 30, 2008 Komatsu Equipment (“Komatsu”) filed an action against the Company in connection with repair work done on the Company’s trucks.  All invoices submitted to the Company have been accrued in its trade payables on the financial statements. The Company has settled this claim with Komatsu and has agreed to make a series of payments to Komatsu in 2011.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of the Series D note converted $205,287 in principal and interest into 70,214,049 shares of common stock.  The debenture holder of Series E note converted $30,000 in principal and interest into 3,030,303 shares of common stock. The company evaluated subsequent events through June 30, 2009.

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

In 2008 the Company focused on new solutions for the dewatering system of the Black Rock mine. Additionally some site improvements were made and the JCI 3 deck screen was replaced with a Trommel screen. The Company applied for permission to modify the mine permits with a new dewatering/desanding system.

In 2009 the Company continues to work on the development of the Black Rock Canyon Mine to prepare it for gold production.

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

Oregon Gold owns the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.

In June of 2005 the Company conducted a testing program on the Bear Bench claims. The testing confirmed gold presence and indicates future testing is warranted. Currently the Company is focusing on its operations in Nevada at the Black Rock Canyon Mine.

In August of 2009 Pacific Gold Corp has sold 100% of its interest share in Oregon Gold to an individual, Yinfang Yang. Details of the sale agreement have been disclosed on the 8-K filed August 25, 2009.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended March 31, 2009.

Operating expenses for the quarter ended March 31, 2009, totaled $317,689.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $2,696 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $16,512 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $101,448.  Advertising and public relations expenses totaled $7,767.  Interest expense totaled $101,004 for the quarter; this amount, was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenues from the sale of gold in the quarter ended March 31, 2008.

Operating expenses for the quarter ended March 31, 2008, totaled $541,577.  The Company incurred labor, fuel and productions costs associated with the various mining activities.  Inventory was written down by $40,239 to reflect the proper cost of gold on hand at the end of the quarter. Equipment operating costs, tools and materials of $29,919 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $49,016 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $9,532.  Advertising and public relations expenses totaled $3,540.  Interest expense totaled $654,627 for the quarter; of this amount, $543,726 was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources

Since inception to March 31, 2009, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder. At March 31, 2009, we had unsecured loans from a shareholder in an aggregate amount of $1,777,221 including accrued interest. The notes bear interest at the rate of 10% and were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013. Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loan is limited based on operational income.

As of March 31, 2009, our assets totaled $2,079,257, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,236,959 which primarily consisted of notes payable and accrued interest to a shareholder of $1,777,221, accounts payable and accrued expenses of $1,709,205 convertible debt of $515,373 and derivative liability of $6,743. We had an accumulated deficit of $23,908,117. Pacific Gold had negative working capital at March 31, 2009 of $3,918,802.

On April 12, 2006 the company borrowed $6,100,000 in principal amount evidenced by original discount debentures, in which it received $3,812,500.  These notes were convertible into common stock at the option of the holders, who during 2006, 2007 and 2008 elected to convert part of the outstanding principal.  The company issued 9,350,000 shares on conversion in 2006, 2007 and 2008. As of March 31, 2009, there was outstanding $97,000 in principal amount, which at this time was assigned for valuable consideration to a third party.  The balance of the note was extended to mature on October 2009, and no other changes to the terms of the note were made at that time.  The warrants attached to the note were not assigned as part of the agreement. The remaining balance of the note was converted into shares of common stock on October 23, 2009.

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006. The second installment of these debentures, $800,000 was paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment of $600,000 was paid immediately prior to such registration statement going effective.  The company has issued 76,622,222 shares on conversion in 2007 and 2008.  An additional 43,706,570 shares were issued on conversion for the three months ended March 31, 2009.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2008 the Company issued 2,020,202 shares on conversion. During the three months ended March 31, 2009 the company issued an additional 3,030,303 shares on conversion.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms..

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are ineffective, based in part on the absence of separation of duties with respect to internal financial controls of the Company.

The Board of Directors and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.   The Company’s initial focus is to become current in its SEC filings, and the board has engaged the services of a new independent registered public accounting firm which will be reviewing our financial statements that are to be included in the 2009, 2010, and first quarter 2011 delinquent filings.  Additionally, the Board of Directors will consider and work with management to devise a remediation program for the currently identified deficiencies within our internal controls over financial reporting and our disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007 in the amount of $149,087. The Company has settled this claim with Perry Crane by a payment of $130,000 plus interest which is due on March 15, 2011.

On April 30, 2008 Komatsu Equipment (“Komatsu”) filed an action against the Company in connection with repair work done on the Company’s trucks. The Company has settled this claim with Komatsu and has agreed to make a series of payments to Komatsu in 2011.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 1A.  RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 43,706,570 shares of common stock on conversion of the convertible debentures issued February 28, 2007.  The conversion rate averaged $0.0046 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $196,895 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

During the quarter the Company issued 3,030,303 shares of common stock on conversion of the convertible debentures issued April 12, 2006.  The conversion rate was $0.0099 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $30,000 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed)

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	June 02, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	June 02, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	June 02, 2011
Mitchell Geisler