Form 10-Q
period 2009-06-30
PACIFIC GOLD CORP
filed 2011-06-03
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets ( Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$2,835	$1,000
Restricted Cash	-	20,627
Inventory	30,222	30,222
Prepaid Expenses	-	24,500
Total Current Assets	33,058	76,349

Mineral Rights, Plant and Equipment
Mineral rights, net	516,122	500,122
Plant and Equipment, net	1,144,729	1,320,804
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,764,521	1,924,596

Other Assets:
Deposits	18,282	17,858
Reclamation Bond	196,780	189,218
Total Other Assets	215,062	207,076
TOTAL ASSETS	$2,012,641	$2,208,021

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$757,897	$732,897
Accrued Expenses	1,097,297	774,825
Accrued Interest	534,380	575,763
Convertible Debentures - Short-Term Portion	186,409	328,017
Notes Payable - Shareholder	1,395,000	1,395,000
Total Current Liabilities	3,970,983	3,806,502
Long Term Liabilities:
Convertible Debentures	249,855	372,644
Derivative Liability	-	9,839
Total Liabilities	4,220,838	4,188,985
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 290,681,619, and 160,700,394 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	290,682	160,700
Additional Paid-in Capital	21,716,847	21,251,379
Accumulated Deficit	(24,215,726)	(23,393,043)
Total Stockholders' Deficit	(2,208,197)	(1,980,964)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,012,641	$2,208,021

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations ( Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue:
Total Revenue	$-	$-	$-	$-
Production Costs
Production Costs	-	-	-	-
Depreciation	88,036	169,661	176,072	168,468
Gross Margin	(88,036)	(169,661)	(176,072)	(168,468)

Operating Expenses:
Mineral Rights Expense	-	-	-	-
General and Administrative	152,093	335,682	469,782	404,043
(Gain) / Loss on Sale of Assets	(27,500)	25,929	(27,500)	84,064
Asset Write Down	-	48,452	-	53,470
Total Operating Expenses	124,593	410,063	442,282	541,577

Net Loss from Operations	(212,628)	(579,724)	(618,353)	(710,045)

Other Income / (Expense)
Interest Expense	(82,897)	(344,462)	(183,902)	(654,627)
Other Income	3,000	-	3,000	1,273
Interest Income	-	17	-	39
Change in Fair Value of Derivative Liability	(15,084)	(9,812)	(23,428)	49,396
Total Other Income / (Expenses)	(94,981)	(354,257)	(204,330)	(603,919)
Net Income/(Loss)	$(307,609)	$(933,981)	$(822,683)	$(1,313,964)

Basic and Diluted Earnings/(Loss) per Share	(0.001)	(0.010)	(0.004)	(0.016)

Weighted Average Shares Outstanding:
Basic and Diluted	258,763,655	96,919,609	223,994,047	84,128,043

See accompanying notes to the financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows ( Unaudited)

	Six Months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(822,683)	$(2,247,945)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	176,072	338,129
Amortization	24,500	73,500
Change in Fair Value of Derivative Liability	23,428	(39,584)
Non-cash Portion of Interest Paid on Convertible Debt	197,785	921,070
Gain on Sales of Equipment	(27,500)	109,993
Asset Write-down	-	101,922
Common Stock Issued for Services	100,000	230,000
Changes in:
Accounts Receivable	-	-
Inventory	-	-
Prepaid Expenses	-	(101,049)
Deposits	(424)	(5,123)
Accounts Payable	25,000	23,444
Accrued Expenses	322,472	149,727
Accrued Interest	(41,383)	122,551
NET CASH (USED) IN OPERATING ACTIVITIES	(22,733)	(323,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	$(15,997)	$(6,000)
Proceeds from Restricted Cash Account	20,627	9,943
Investment in Reclamation Bond	(7,562)	-
Proceeds from Sale of Equipment	27,500	330,602
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	24,568	334,545

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	$1,835	$11,180

CASH AT BEGINNING OF PERIOD	1,000	14,934
CASH AT END OF PERIOD	$2,835	$26,114

Cash paid during the year for:
Interest	-	-
Income Taxes	-	-

Non-cash financing and investing activities:
Conversion of Notes Payable	462,182	-

See accompanying notes to the consolidated financial statements

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

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of June 30, 2009.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the six months ended June 30, 2009.

Accounts Receivable/Bad Debt.   The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of June 30, 2009, there were no accounts receivable.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of June 30, 2009 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of June 30, 2009 were:

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

We were not in mining in the six months ended June 30, 2009 and thus we did not amortize any of our mineral rights.

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

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June 30, 2009 the Company had 110,447,162 potentially dilutive common stock equivalents.

Advertising.  The Company’s policy is to expense advertising costs as incurred.  For the six months ended June 30, 2009 the Company incurred costs of $7,795.

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

Stock based compensation. Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the six months ended June 30, 2009.  SFAS No. 123(R) is now found as ASC Topic 718.

Recently issued accounting pronouncements- In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. SFAS No. 157 is now found as ASC Topic 820.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. SFAS No. 159 is now found as ASC Topic 820.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. SFAS No. 141 (R) is now found as ASC Topic 805.

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. SFAS No. 133 is now found as ASC Topic 815.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.  SFAS No. 161 is now found as ASC Topic 815.

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 – PLANT AND EQUIPMENT

During the six months ended June 30, 2009 the Company reviewed its equipment requirements, modified its plant and sold some of its equipment. The gross proceeds from the sale of assets was $27,500.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at June 30, 2009 and December 31, 2008 consisted of the following:

PLANT AND EQUIPMENT	June 30, 2009	December 31, 2008
Building	$824,181	$824,182
Accumulated Depreciation	(307,165)	(263,715)
Equipment	1,623,790	1,697,507
Accumulated Depreciation	(996,077)	(937,170)
	$1,144,729	$1,320,804

For the six months ended June 30, 2009 and June 30, 2008 depreciation expense was $176,072, and $168,468, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at June 30, 2009 and December 31, 2008 consisted of the following:

MINERAL RIGHTS	June 30, 2009	December 31, 2008
Nevada Rae Gold – Morris Land	$104,987	$104,987
Accumulated Depletion	(61)	(61)
Oregon Gold – Defiance & Bear Bench	225,195	225,195
Accumulated Depletion	(294)	(294)
Fernley Gold – Lower Olinghouse	77,904	71,904
Pilot Mountain Resources – Project W	82,218	75,216
Pacific Metals – Graysill Claims	23,175	23,175
	$516,122	$500,122

As of June 30, 2009 and December 31, 2008 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,812,096 to a shareholder as of June 30, 2009. The amount due is represented by a consolidated promissory note, with interest at 10%; the principal amount of the note is $1,395,000 unsecured and due on December 31, 2009. At June 30, 2009, accrued interest on the note totaled $417,096.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)

Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru June 30, 2009	(60,000)

Amortization of Discounts to June 30, 2009	41,544
Carrying amount of Series E note on June 30, 2009	$339,264

____________

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

Series D Note

On February 26, 2007, Pacific Gold issued debentures with a face value of $2,440,000 and warrants to purchase up to 6,000,000 shares of common stock for net proceeds of $2,141,000 after fees and commissions of $299,000.  The Company received $1,035,000 of the gross proceeds on February 26, 2007, $805,000 on April 11, 2007 and it received the final advance of proceeds of $600,000 on June 25, 2007. A description of the notes is as follows:

•

Maturity:  The notes matured on April 20, 2009.  The note-holder may elect at any time to convert its notes into shares of common stock at the conversion price (as described below).  The lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

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

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company re-measured the fair value at each conversion date and again at June 30, 2009, with a resulting total change in the fair value of $3,684,906 recorded as a change in fair value of derivative liability due to maturity of the notes.

Face value at issuance – Series D	$2,440,000
Cash payment to December 31, 2008	(298,607)
Convert to shares to December 31, 2008	(1,874,412)
Face value at December 31, 2008	266,981
Less: Fair value[1] of discount amortized to December 31, 2008	(20,812)

Carrying value of Series D note at December 31, 2008	$246,169

Conversion to shares thru June 30,2009	(266,982)
Less: Fair Value[1] of discount amortized thru June 30,2009	20,813

Carrying value of Series D note at June 30,2009	$-

Derivative Liability at June 30,2009	$-

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

The maximum penalty that we may incur under this registration payment arrangement is 18% of the aggregate investment amount, or $439,200.  Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.  We do not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements. As of June 30, 2009 no payments have been made.

Series C Note

On April 12, 2006 Pacific Gold issued debentures with a face value of $6,100,000 with attached warrants for net proceeds of $3,507,500 after a discount of $2,592,500 including interest and commissions of $305,000.  A description of the notes is as follows:

•

Maturity:  The notes matured on October 23, 2009.  The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below).  Each lender is limited to total ownership of 4.99% of the outstanding shares of Pacific Gold at any time, so the ability to convert is limited.

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

A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5,2007:	$1,017,426

Amortization of discounts to December 31, 2008	48,034
Accelerated amortization of discounts to December 31, 2008	66,311

Conversion to shares thru December 31, 2008	(1,035,000)

Carrying amount of Series C notes at December 31, 2008	$96,771

Amortization of discounts to June 30, 2009	229
Accelerated amortization of discounts to June 30, 2009	-

Conversions to shares thru June 30, 2009	-

Carrying amount of Series C notes at June 30, 2009	$97,000

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 7 – COMMON STOCK

During the six months ended June 30, 2009 there were 10,000,000 common shares issued to a consultant at a per share value of $0.01.

During the six months ended June 30, 2009 there were 113,920,619 common shares issued for monthly installment payments due on the Series D convertible notes.

During the six months ended June 30, 2009, there were 6,060,606 common shares issued for conversion of Series E convertible notes.

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

Rent expense for the three months ended June 30, 2009 and 2008 were $34,070 and $40,538, respectively.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2009:

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of the Series D note converted $78,679 in principal and interest into 59,028,071 shares of common stock.

Subsequent to quarter end, the debenture holder of Series E note converted $30,000 in principal and interest into 3,030,303 shares of common stock.

Subsequent to quarter end, 322,728 of Preferred Shares were issued for accrued liabilities of $710,000.

On August 12, 2009 the Company sold one processing piece of equipment for total proceeds of $55,000.

On August 27, 2009 Pacific Gold Corp has sold 100% of its interest share in Oregon Gold to an individual, Yinfang Yang. Details of the sale agreement have been disclosed on the 8-K filed August 25, 2009.

The company evaluated subsequent events through September 30, 2009.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended June 30, 2009.

Operating expenses for the quarter ended June 30, 2009, totaled $124,593.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $4,029 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $24,238 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $407.  Interest expense totaled $82,897 for the quarter; this amount, was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenues from the sale of gold in the quarter ended June 30, 2008.

Operating expenses for the quarter ended June 30, 2008, totaled $410,603.  The Company incurred labor, fuel and productions costs associated with the various mining activities.  Inventory was written down by $48,452 to reflect the proper cost of gold on hand at the end of the quarter. Equipment operating costs, tools and materials of $11,231 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $82,491 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $26,018.  Advertising and public relations expenses totaled $2,215.  Interest expense totaled $344,462 for the quarter; of this amount, $309,683 was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources

Since inception to June 30, 2009, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At June 30, 2009, we had unsecured loans from a shareholder in an aggregate amount of $1,812,096 including accrued interest. The notes bear interest at the rate of 10% and were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loan is limited based on operational income.

As of June 30, 2009, our assets totaled $2,012,641, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,220,838 which primarily consisted of notes payable and accrued interest to a shareholder of $1,812,096, accounts payable and accrued expenses of $1,855,194 convertible debt of $436,264. We had an accumulated deficit of $24,215,726. Pacific Gold had negative working capital at June 30, 2009 of $3,937,925.

On April 12, 2006 the company borrowed $6,100,000 in principal amount evidenced by original discount debentures, in which it received $3,812,500.  These notes were convertible into common stock at the option of the holders, who during 2006, 2007 and 2008 elected to convert part of the outstanding principal.  The company issued 9,350,000 shares on conversion in 2006, 2007 and 2008. As of June 30, 2009, there was outstanding $97,000 in principal amount, which at this time was assigned for valuable consideration to a third party.  The balance of the note was extended to mature on October 2009, and no other changes to the terms of the note were made at that time.  The warrants attached to the note were not assigned as part of the agreement. The remaining balance of the note was converted into shares of common stock on October 23, 2009.

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006.  The second installment of these debentures, $800,000 was paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment of $600,000 was paid immediately prior to such registration statement going effective.  The company has issued 76,622,222 shares on conversion in 2007 and 2008.  An additional 113,920,619 shares were issued on conversion for the six months ended June 30, 2009.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2008 the Company issued 2,020,202 shares on conversion. During the six months ended June 30, 2009 the company issued an additional 6,060,606 shares on conversion.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms..

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007 in the amount of $149,087. The Company has settled this claim with Perry Crane by a payment of $130,000 plus interest which was due and paid on March 15, 2011.

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

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 70,214,049 shares of common stock on conversion of the convertible debentures issued February 28, 2007.  The conversion rate averaged $0.0046 per share, and the Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $205,287 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

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