Form 10-Q
period 2009-09-30
PACIFIC GOLD CORP
filed 2011-06-07
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

As of June 06, 2011, the Company had outstanding 745,732,649 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$56,400	$1,000
Restricted Cash	-	20,627
Inventory	30,223	30,222
Prepaid Expenses	-	24,500
Total Current Assets	86,623	76,349

Mineral Rights, Plant and Equipment
Mineral rights, net	318,021	500,122
Plant and Equipment, net	1,019,385	1,320,804
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,441,076	1,924,596

Other Assets:
Deposits	18,282	17,858
Reclamation Bond	196,780	189,218
Total Other Assets	215,062	207,076
TOTAL ASSETS	$1,742,761	$2,208,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$755,142	$732,897
Accrued Expenses	407,958	774,825
Accrued Interest	451,971	575,763
Convertible Debentures – Short-Term Portion	312,466	328,017
Notes Payable – Shareholder	1,395,000	1,395,000
Total Current Liabilities	3,322,537	3,806,502

Long Term Liabilities:
Convertible Debentures	135,000	372,644
Derivative Liability	-	9,839
Total Liabilities	3,457,537	4,188,985

Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 322,728 shares issued and outstanding	323	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 352,739,993 , and 160,700,394 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	352,740	160,700
Additional Paid-in Capital	22,473,144	21,251,379
Retained Deficit	(24,540,983)	(23,393,043)
Total Stockholders’ Deficit	(1,714,776)	(1,980,964)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,742,761	$2,208,021

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue:
Total Revenue	-	-	-	-
Production Costs				-
Production Costs	-	-
Depreciation	$85,882	$147,332	$261,954	$485,461
Gross Margin	(85,882)	(147,332)	(261,954)	(485,461)

Operating Expenses:
General and Administrative	190,634	285,212	660,416	1,024,937
(Gain) / Loss on Sale of Assets	(15,538)	29,318	(43,038)	139,311
Asset Write Down	-	51,933	-	153,855
Total Operating Expenses	175,096	366,463	617,378	1,318,103

Net Loss from Operations	(260,978)	(513,795)	(879,332)	(1,803,564)

Other Income / (Expenses)
Interest Expense	(58,077)	(237,070)	(241,979)	(1,236,159)
Foreign Exchange Gain	66	-	66	-
Other Income	21,972	50,315	24,972	51,588
Interest Income	-	10	-	66
Change in Fair Value of Derivative Liability	-	21,604	(23,428)	61,188
Loss on Sale of Subsidiary	(28,239)	-	(28,239)	-
Total Other Income/(Expenses)	(64,278)	(165,141)	(268,608)	(1,123,317)
Net Loss	$(325,256)	$(678,936)	$(1,147,940)	$(2,926,881)

Basic and Diluted Earnings/(Loss) per Share	$(0.001)	$(0.006)	$(0.004)	$(0.250)

Weighted Average Shares Outstanding:
Basic and Diluted	324,563,832	112,907,436	258,022,000	11,693,279

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows ( Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,147,940)	$(2,926,881)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	261,954	485,462
Amortization	24,500	110,250
Foreign Exchange	(66)	-
Change in Fair Value of Derivative Liability	23,428	(61,188)
Non-cash Portion of Interest Paid on Convertible Debt	317,691	1,238,042
(Gain) / Loss on Sales of Equipment	(43,037)	139,311
(Gain) / Loss on Sales of Subsidiary	28,239	-
Asset Write-down	-	7,609
(Gain)/Loss on Extinguishment of Debt	458	-
Common Stock Issued for Services	100,000	230,000
Stock Based Compensation	-	-
Changes in:
Accounts Receivable	-	-
Inventory	-	-
Prepaid Expenses	-	(143,853)
Deposits	(424)	(5,123)
Accounts Payable	24,315	99,522
Accrued Expenses	343,133	239,685
Accrued Interest	(123,792)	185,821
NET CASH (USED) IN OPERATING ACTIVITIES	(191,566)	(401,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Subsidiary	202,100	-
Purchases and Development of Property and Equipment	$(43,094)	$(63,484)
Proceeds from Restricted Cash Account	20,627	9,933
Investment in Reclamation Bond	(7,562)	-
Proceeds from Sale of Equipment	82,500	439,960
NET CASH PROVIDED BY INVESTING ACTIVITIES	254,571	386,409

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party debt	11,000	-
Payments on Convertible Notes	(18,605)	-
NET CASH (USED) IN FINANCING ACTIVITIES	(7,605)	-

NET CHANGE IN CASH	$55,400	$(14,935)

CASH AT BEGINNING OF PERIOD	1,000	14,935

CASH AT END OF PERIOD	$56,400	$-

Cash paid during the year for:
Interest	-	-
Income Taxes	-	-
Non-cash financing and investing activities:
Conversion of Notes Payable	570,861	-
Issuance of Preferred Shares for accrued liabilities	710,000	-

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

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of September 30, 2009.

Revenue Recognition.  Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the nine months ended September 30, 2009.

Accounts Receivable/Bad Debt.   The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of September 30, 2009, there were no accounts receivable.

Inventories.  Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of September 30, 2009 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of September 30, 2009 were:

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

We were not in mining in the nine months ended September 30, 2009 and thus we did not amortize any of our mineral rights.

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

Loss per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the nine months ended September 30, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2009 the Company had 50,025,354 potentially dilutive common stock equivalents.

Advertising.  The Company’s policy is to expense advertising costs as incurred.  For the nine months ended September 30, 2009 the Company incurred costs of $1,574.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 – PLANT AND EQUIPMENT

During the nine months ended September 30, 2009 the Company reviewed its equipment requirements, modified its plant and sold some of its vehicles, and one piece of its processing equipment. The gross proceeds from the sale of assets was $82,500.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at September 30, 2009 and December 31, 2008 consisted of the following:

PLANT AND EQUIPMENT	September 30, 2009	December 31, 2008
Building	$824,181	$824,182
Accumulated Depreciation	(328,889)	(263,715)
Equipment	1,543,527	1,697,507
Accumulated Depreciation	(1,019,434)	(937,170)
	$1,019,385	$1,320,804

For the nine months ended September 30, 2009 and September 30, 2008 depreciation expense was $261,954, and $485,461, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at September 30, 2009 and December 31, 2008 consisted of the following:

MINERAL RIGHTS	September 30, 2009	December 31, 2008
Nevada Rae Gold – Morris Land	$114,367	$104,987
Accumulated Depletion	(61)	(61)
Oregon Gold – Defiance & Bear Bench*	-	225,195
Accumulated Depletion	-	(294)
Fernley Gold – Lower Olinghouse	85,662	71,904
Pilot Mountain Resources – Project W	91,518	75,216
Pacific Metals – Graysill Claims	26,535	23,175
	$318,021	$500,122

* As part of the sale of Oregon Gold on August 27, 2009, Mineral Rights Assets of Oregon Gold are not reflected in the consolidated Balance Sheet for the quarter ended September 30, 2009.

As of September 30, 2009 and December 31, 2008 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – DISCONTINUED OPERATIONS

On August 27, 2009 Pacific Gold Corp has sold 100% of its equity interest in Oregon Gold comprising of 8,002,389 shares to an individual, Yinfang Yang. The Sale agreement calls for sale of 8,002,389 shares of Oregon Gold held by the Company and its Intercompany note receivable from Oregon Gold of $526,912 for a total consideration of $210,020.

Sale of Oregon Gold
Details of Consideration Received

Cash	$153,534
Paid toward accrued Interest on Series D Convertible Notes	18,606
Commissions	30,000
Reduction in accounts payable of Oregon Gold Prior to Sale	7,880
Total	$210,020

Consideration applied

Consideration Received	$210,020
Add: Investment in Oregon Gold*	326,533
Less: Note Receivable from Oregon Gold	(526,912)
Less: Selling Costs for commissions paid	(30,000)
Less: Reduction in accounts payable of Oregon Gold prior to sale	(7,880)
Loss from Sale of Oregon Gold	$(28,239)

* Investment account of Oregon Gold had a negative balance due to accumulated loss.

NOTE 6 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,846,971 to a shareholder as of September 30, 2009. The amount due is represented by a consolidated promissory note, with interest at 10%; the principal amount of the note is $1,395,000 unsecured and due on December 31, 2009. At September 30, 2009, accrued interest on the note totaled $451,971.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loans is limited based on operational income.

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

NOTE 7 - FINANCING

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)

Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru September 30, 2009	(90,000)

Amortization of Discounts to September 30, 2009	57,746
Carrying amount of Series E note on September 30, 2009	$325,466

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

Pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and potentially settled in, a Company’s Own Stock”, the Company recorded a derivative liability for the fair value of the Conversion feature and Warrants issued. The initial combined fair value was $3,684,906. The Company re-measured the fair value at each conversion date and again at September 30, 2009, with a resulting total change in the fair value of $3,684,906 recorded as a change in fair value of derivative liability due to maturity of the notes.

Face value at issuance – Series D	$2,440,000
Cash payment to December 31, 2008	(298,607)
Convert to shares to December 31, 2008	(1,874,412)
Face value at December 31, 2008	266,981
Less: Fair value[1] of discount amortized to December 31, 2008	(20,812)

Carrying value of Series D note at December 31, 2008	$246,169

Conversion to shares thru September 30, 2009	(266,982)
Less: Fair Value[1] of discount amortized thru September 30, 2009	20,813

Carrying value of Series D note at September 30, 2009	$-

Derivative Liability at September 30, 2009	$-

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

The maximum penalty that we may incur under this registration payment arrangement is 18% of the aggregate investment amount, or $439,200. Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.  We do not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements. As of September 30, 2009 no payments have been made.

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

A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5, 2007:	$1,017,426

Amortization of discounts to December 31, 2008	48,034
Accelerated amortization of discounts to December 31, 2008	66,311

Conversion to shares thru December 31, 2008	(1,035,000)

Carrying amount of Series C notes at December 31, 2008	$96,771

Amortization of discounts to September 30, 2009	229
Accelerated amortization of discounts to September 30, 2009	-

Conversions to shares thru September 30, 2009	-

Carrying amount of Series C notes at September 30, 2009	$97,000

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 8 – COMMON STOCK

During the nine months ended September 30, 2009 there were 10,000,000 common shares issued to a consultant at a per share value of $0.01.

During the nine months ended September 30, 2009 there were 172,948,690 common shares issued for monthly installment payments due on the Series D convertible notes.

During the nine months ended September 30, 2009, there were 9,090,909 common shares issued for conversion of Series E convertible notes.

During the nine months ended September 30, 2009, there were 322,728 Preferred Shares issued against accrued liabilities of $710,000.

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

Rent expense for the nine months ended September 30, 2009 and 2008 were $53,284 and $60,340, respectively.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2009:

Year ended	Total
December 31, 2009	$85,400
December 31, 2010	20,000
December 31, 2011	20,000
December 31, 2012	20,000
Thereafter	20,000
Total	$165,400

NOTE 10 – LEGAL PROCEEDINGS

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of the Series C note converted $97,000 in principal and interest into 9,700,000 shares of common stock.

Subsequent to quarter end, the debenture holder of Series E note converted $30,000 in principal and interest into 3,030,303 shares of common stock.

On December 04, 2009 the Company sold one piece of earth moving equipment for total proceeds of $59,800.

The company evaluated subsequent events through December 31, 2009.

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

In August of 2009 Pacific Gold Corp has sold 100% of its interest share in Oregon Gold to an individual, Yinfang Yang. Details of the sale agreement are disclosed in Note 5 to the consolidated financial statements.

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

Resource calculations from a feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO 3) of combined proven, probable and possible ore, or approximately 35,000 tons of WO 3 .

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended September 30, 2009.

Operating expenses for the quarter ended September 30, 2009, totaled $175,096.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $3,932 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $24,428 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $2,735.  Interest expense totaled $58,077 for the quarter; this amount, was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to September 30, 2009, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At September 30, 2009, we had unsecured loans from a shareholder in an aggregate amount of $1,846,971 including accrued interest. The notes bear interest at the rate of 10% and were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013.  Pursuant to the agreement with the holder of the February 2007 debentures described below, repayment of the principal and interest on the shareholder loan is limited based on operational income.

As of September 30, 2009, our assets totaled $1,742,761, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,457,537 which primarily consisted of notes payable and accrued interest to a shareholder of $1,846,971, accounts payable and accrued expenses of $1,163,100 convertible debt of $447,466. We had an accumulated deficit of $24,540,983. Pacific Gold had negative working capital at September 30, 2009 of $3,235,914.

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

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006. The second installment of these debentures, $800,000 was paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment of $600,000 was paid immediately prior to such registration statement going effective.  The company has issued 76,622,222 shares on conversion in 2007 and 2008.  An additional 172,948,690 shares were issued on conversion for the nine months ended September 30, 2009.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2008 the Company issued 2,020,202 shares on conversion. During the nine months ended September 30, 2009 the company issued an additional 9,090,909 shares on conversion.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms..

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

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 59,028,071 shares of common stock on conversion of the convertible debentures issued February 28, 2007. The conversion rate averaged $0.0046 per share, and the Company did not receive any cash proceeds on conversion of the debentures. The converted amount of the debentures during the quarter equaled a total of $78,679 in principal amount and original issue discount and interest. Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	June 06, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	June 06, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	June 06, 2011
Mitchell Geisler