Form 10-K
period 2009-12-31
PACIFIC GOLD CORP
filed 2011-06-27
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NUMBER     000-32629

PACIFIC GOLD CORP.

NEVADA	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #2987, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 214-1483

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value, 5,000,000,000 shares authorized

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates was approximately $682,129.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 6, 2011, the Company had outstanding 745,732,651 shares of its common stock, par value $0.001.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pacific Gold is engaged in the identification, acquisition, and development of mining prospects believed to have known gold and/or tungsten mineralizations. The main objective is to identify, and develop commercially viable mineralizations on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold and/or tungsten which also may be worth processing. Development of commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Pacific Gold Corp. owns 100% of four operating subsidiaries; Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources Inc., and Pacific Metals Corp. through which it holds various prospects in Nevada and Colorado. The Company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold, tungsten and/or other mineral deposit potential.

Gold Orientation

Throughout history gold has been a desired metal for monetary purposes and for jewelry. Because there is an active market for gold and consistent demand and use, we believe that if we find a viable mineralization, we will be able to sell any gold we produce with little difficulty.  Of course, there is no assurance that we will find any mineralization or one that is commercially viable. Whether or not a mineralization is viable depends on the cost of production versus the price at which we can sell the metal. We believe that alluvial and placer deposits are less expensive to operate to produce saleable product. We also believe that the required filings and permits are easier to obtain for these kinds of prospects than for underground mines.

We have obtained and in the future will seek prospects in areas where there have been previous mining operations.  We believe that this gives some indication that there may be mineralizations within our prospects to justify the cost of staking, maintenance and development.

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

Operating Subsidiaries

Nevada Rae Gold, Inc.

The prospects held by Nevada Rae Gold (“NRG”) are located among the Crescent Valley placer deposits, in the bullion mining district of Lander County, Nevada.  They are about two miles from the town of Crescent Valley, and some 50 miles west of Elko, Nevada.  The area is about 175 miles northeast of Reno, Nevada.

The property consists of federal mining claims and leased private land. The federal mining claims are managed by the BLM and require annual renewal payments prior to September 1st each year. The leased ground requires the Company to pay a royalty from production with a portion of the royalty paid in advance each year.

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

The nearby towns appear to have a supply of skilled workers familiar with earthmoving equipment and surface mining experience. Equipment also appears to be available for purchase or lease. We have acquired 100% of two existing wells in the area which can supply the necessary amounts of water for the operation as we intend to employ re-circulation methodologies. We have also acquired 13.67 acres of fee land available adjacent to the wells which can accommodate the screening plant, tailings ponds, workshop and on-site office.  The wells and adjacent land are approximately four miles from the mining claims.

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

Prospects

NRG has staked prospects covering approximately 1,340 acres of the alluvial deposits among the Crescent Valley projects mentioned above.  In addition, it has leased approximately 440 acres of land adjacent to its staked prospects from Bullion Monarch Mining, by lease dated October 1, 2003. The lease covers acreage in Section 9, Township 29 North, Range 47 East, Mount Diablo Meridian, Bullion Mining District, Lander County, Nevada. NRG has the right to the gold, silver, platinum, palladium and other precious and base metals within the placers and gravels of the leased premises, with exclusive right to prospect and explore for, mine by open pit methods, mill, prepare for market, store, sell and dispose of the same and use, occupy and disturb so much of the surface as Pacific Gold determines useful, desirable or convenient. The lease term is ten years, renewable for an additional ten years.

Operations

NRG has permitted the Black Rock Canyon Mine with the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NDEP). NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage, additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security camera’s that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including, bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

In 2009 the Company continued work on preparing the Black Rock Canyon Mine for production.

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

Through December 31, 2009 the Company has invested approximately $7,900,000 into NRG.

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

Resource calculations from a 1981 pre-feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO 3 ) of mineralized material, or approximately 35,000 tons of WO 3 .

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

Employees

Pacific Gold has two employees who are the executive officers and NRG has one employee, who is on-site management. We expect to hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.

Pacific Gold Corp.

The head office of Pacific Gold is located at 477 Richmond Street West Suite 301, Toronto Ontario, M5V 3E7. Pacific Gold paid $6,867 Canadian dollars (approximately $5,700 US dollars) per month in rent. The lease expired on December 31, 2009. Since January of 2010 Pacific Gold is using office space provided by its CEO on a gratis basis.

Nevada Rae Gold, Inc.

Nevada Rae Gold, Inc. has staked 67 placer claims and 13 lode claims (BLM file no. NMC851395 and NMC0927489) covering approximately 1,340 acres in Lander County, Nevada. The Company also owns 13.67 acres of land in Lander County, Nevada.

In addition, the Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Bullion Monarch Mining, by lease dated October 1, 2003. Nevada Rae paid an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year.  If the lease is renewed, the annual advance royalty is $20,000.  The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. (RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

The common stock is traded in the over-the-counter market and quoted on the OTC Pink Market under the symbol "PCFG".

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2010	$0.007	$0.0585
September 30, 2010	0.009	0.0012
June 30, 2010	0.0022	0.0015
March 31, 2010	0.0026	0.0016
December 31, 2009	0.0035	0.0017
September 30, 2009	0.0035	0.0012
June 30, 2009	0.0057	0.0021
March 31, 2009	0.017	0.004
December 31, 2008	0.02	0.003
September 30, 2008	0.019	.0055
June 30, 2008	0.033	0.0102
March 31, 2008	0.10	0.02

Holders

As of June 8, 2011 the Company believes that there are well over 5,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

Dividends

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

Securities authorized for issuance under equity compensation plans

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted average exercise price of outstanding warrants, options and rights.	Number of Securities Remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	2002 Equity Performance Plan	3,000,000	$0.30	81,287
	2006 Equity Performance Plan	10,000,000	$0.30	410,879
	2007 Equity Performance Plan	20,000,000	N/A	4,175,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A	N/A
Totals:		33,000,000	$0.30	4,667,166

Recent Sales of Unregistered Securities

During the fourth quarter of 2009 upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 12,730,303 shares of common stock at a conversion price of to $0.0099 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2009 with a negative gross margin of $342,259.

Operating expenses for the year ended December 31, 2009 totaled $764,359.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $77,956 for the year.  Equipment operating costs, tools and materials of $10,887 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $106,915 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $139,453.  Advertising and public relations expenses totaled $9,537.  Interest expense totaled $289,459 for the year and was a non-cash expense that included amounts for accelerated interest and interest on the Series C, D and E Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we resume operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

The Company had no revenues from the sale of gold for the year ended December 31, 2008 with a negative gross margin of $579,312.

Operating expenses for the year ended December 31, 2008 totaled $1,764,552.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $622,392 for the year.  Equipment operating costs, tools and materials of $64,540 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $180,401 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $49,963.  Advertising and public relations expenses totaled $52,631.  Interest expense totaled $1,772,288 for the year; of this amount, $989,900 was a non-cash expense that included amounts for accelerated interest and interest on the Series B, C and D Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we resume operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources:

Since inception to December 31, 2009, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder. At December 31, 2009, we had unsecured loans from a shareholder in an aggregate amount of $1,881,846 including accrued interest. The note bears interest at the rate of 10% .The notes were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013.

As of December 31, 2009, our assets totaled $1,609,612, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,474,033 which primarily consisted of note payable to a shareholder of $1,881,846, accounts payable and accrued expenses of $1,262,310, and convertible debt of $329,877. We had an accumulated deficit of $24,817,628 and a working capital deficit of $3,105,349 at December 31, 2009.

On April 12, 2006 the company borrowed $6,100,000 in principal amount evidenced by original discount debentures, in which it received $3,812,500.  These notes were convertible into common stock at the option of the holders, who during 2006, 2007 and 2008 elected to convert part of the outstanding principal.  The company issued 9,350,000 shares on conversion in 2006, 2007 and 2008. As of June 30, 2009, there was outstanding $97,000 in principal amount, which at this time was assigned for valuable consideration to a third party.  The balance of the note was extended to mature on October 2009, and no other changes to the terms of the note were made at that time.  The warrants attached to the note were not assigned as part of the agreement. The remaining balance of the note was converted into 9,700,000 shares of common stock on October 23, 2009.

On February 26, 2007, the Company sold $2,440,000 in principal amount of convertible debentures and warrants. The Company paid approximately $299,000 in commissions and expenses. The debentures are due on February 26, 2009 and bear interest at a rate of 10%. The debentures and warrants were sold, and the common stock issued on conversion and exercise will be sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received the funds from the debentures in three installments, the first of which for $1,035,000 received on February 26, 2007 at the closing of financing.  The Company used $540,000 from the first installment to retire $2,700,000 of the outstanding original discount debentures issued April 12, 2006. The second installment of these debentures, $800,000 was paid upon filing of a registration statement for the resale by the holder of the debenture of the shares issuable on conversion and the third installment of $600,000 was paid immediately prior to such registration statement going effective.  The company has issued 76,622,222 shares on conversion in 2007 and 2008.  An additional 172,948,690 shares were issued on conversion in 2009.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2008 the Company issued 2,020,202 shares on conversion. In 2009 the company issued an additional 12,121,212 shares on conversion.

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

The derivative liability related to convertible notes and warrants arises because the conversion price of the Company’s convertible notes is discounted from the market price of the Company’s common stock.  Thus, the number of shares that may be issued upon conversion of such notes is indeterminate, which gives rise to the possibility that the Company may not be able to fully settle its convertible note and warrant obligations by the issuance of common stock.  The Company has adjusted the derivative liability to fair value at each date that a note is converted and at each reporting date using the Black-Scholes valuation model.  Adjustments in fair value arising because of changes in the market conditions are recorded as a gain or loss.  To the extent the derivative liability is reduced as a consequence of the conversion of notes or the exercise of warrants, such reduction is recognized as additional paid-in-capital.

The Company records stock-based compensation according to the provisions of SFAS 123(R) which requires fair value compensation cost relating to share based payments be recognized in the financial statements. Fair value is measured at the grant date and recorded at the fair value of the award.  Stock options are measured using the Black-Scholes valuation model.

Off Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Gold Corp.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Pacific Gold Corp., as of December 31, 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Pacific Gold Corp. as of and for the year ended December 31, 2008 were audited by other auditors whose report dated March 11, 2011 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp., as of December 31, 2009 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Pacific Gold Corp. will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 17, 2011

To the Board of Directors and
Stockholders of Pacific Gold, Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold, Corp. (the Company) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 14, the Company has negative working capital and a stockholders’ deficit and losses to date of approximately $23 million.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plans to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, FL 33021

March 11, 2011

200 South Park Road, Suite 150 • Hollywood, Florida 33021 • Main 954.922.5885 • Fax 954.922.5957 • www.jsw-cpa.com

Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants

Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

Pacific Gold Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$8,585	$1,000
Restricted Cash	-	20,627
Inventory	30,222	30,222
Prepaid Expenses	-	24,500
Total Current Assets	38,807	76,349
Mineral Rights, Plant and Equipment
Mineral rights, net	342,530	500,122
Plant and Equipment, net	909,283	1,320,804
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,355,483	1,924,596
Other Assets:
Deposits	18,542	17,858
Reclamation Bond	196,780	189,218
Total Other Assets	215,322	207,076
TOTAL ASSETS	$1,609,612	$2,208,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$786,327	$732,897
Accrued Expenses	475,983	774,825
Accrued Interest	-	575,763
Convertible Debentures – Short-Term Portion	-	328,017
Notes Payable – Shareholder	1,881,846	1,395,000
Total Current Liabilities	3,144,156	3,806,502
Long Term Liabilities:
Convertible Debentures	329,877	372,644
Derivative Liability	-	9,839
Total Liabilities	3,474,033	4,188,985
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 322,728 shares issued and outstanding	323	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 365,470,296 , and 160,700,394 shares issued and outstanding at December 31, 2009 and December 31, 2008 respectively	365,470	160,700
Additional Paid-in Capital	22,587,414	21,251,379
Accumulated Deficit	(24,817,628)	(23,393,043)
Total Stockholders’ Deficit	(1,864,421)	(1,980,964)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,609,612	$2,208,021

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Year Ended
	December 31, 2009	December 31, 2008
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs	-	-
Depreciation	342,259	579,312
Gross Margin	(342,259)	(579,312)

Operating Expenses:
Mineral Rights Expense	-	5,194
General and Administrative	837,331	1,373,517
(Gain) / Loss on Sale of Assets	(72,972)	231,986
Asset Write Down	-	153,855
Total Operating Expenses	764,359	1,764,552

Net Loss from Operations	(1,106,618)	(2,343,864)

Other Income/(Expenses)
Foreign Exchange Loss	(1,813)	-
Gain/(Loss) on Extinguishment of Debt	-	377,192
Other Income	24,970	1,289
Interest Income	2	85
Interest Expense	(289,459)	(1,772,288)
Loss on Sale of Subsidiary	(28,239)	-
Settlement of Lawsuit	-	50,396
Change in Fair Value of Derivative Liability	(23,428)	59,537
Total Other Income/(Loss)	(317,967)	(1,283,789)
Net Loss	$(1,424,585)	$(3,627,653)

Basic and Diluted Earnings/(Loss) per Share	$(0.01)	$(0.03)

Weighted Average Shares Outstanding:
Basic and Diluted	284,020,335	120,013,133

The accompanying notes are an integral part of the consolidated financial statements

Pacific Gold Corp.
Consolidated Statement of Stockholders' Deficit
For the Years ended December 31, 2009 and 2008

	Common Stock		Preferred Shares			Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total
Balance at January 1, 2008	75,127,364	$75,127	-		$-	$19,178,410	$(19,765,390)	$(511,853)

Issuance of Common Stock for Services	12,825,000	12,825	-		-	240,175	-	253,000
Conversion of Series C note	5,250,000	5,250	-		-	939,750	-	945,000
Conversion of Series D note	65,477,828	65,478	-		-	875,064	-	940,542
Conversion of Series E note	2,020,202	2,020	-		-	17,980		20,000
Net Loss							(3,627,653)	(3,627,653)

Balance at December 31, 2008	160,700,394	$160,700		$		$21,251,379	$(23,393,043)	$(1,980,964)

Issuance of Shares for Services	10,000,000	10,000	322,728		323	799,677		810,000
Conversion of Series C note	9,700,000	9,700	-		-	87,300		97,000
Conversion of Series D note	172,948,690	172,949	-		-	341,179		514,128
Conversion of Series E note	12,121,212	12,121	-		-	107,879		120,000
Net Loss							(1,424,585)	(1,424,585)

Balance at December 31, 2009	365,470,296	$365,470	322,728		$323	$22,587,414	$(24,817,628)	$(1,864,421)

The accompanying notes are an integral part of the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,424,585)	$(3,627,653)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	342,259	579,312
Amortization Expense	24,500	147,000
Change in Fair Value of Derivative Liability	23,428	59,537
Non – Cash Portion of Interest Paid on Convertible Debt	213,878	1,425,517
(Gain) / Loss on Sales of Equipment	(72,972)	231,986
Loss on Sale of Subsidiary	28,239	-
Asset Write-down	-	7,609
Gain on Extinguishment of Debt	-	(355,222)
Interest Paid with Stock Issuances	113,699	-
Issuance of Stock Options for Services	100,000	253,000
Changes in:
Prepaid Expenses	-	33,603
Accounts Payable	58,405	32,214
Accrued Expenses	392,553	416,873
Accrued Interest	(88,917)	227,477
NET CASH (USED) IN OPERATING ACTIVITIES	(289,513)	(568,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Subsidiary	210,020	-
Purchases and Development of Property and Equipment	(67,603)	(81,579)
Net Increase in Deposits	(684)	5,124
Proceeds from Restricted Cash Account	20,627	9,915
Investment in Reclamation Bond	(7,562)	-
Proceeds from Sale of Equipment	142,300	919,960
NET CASH PROVIDED BY INVESTING ACTIVITIES	297,098	853,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Convertible Notes	-	(298,607)
NET CASH (USED) IN FINANCING ACTIVITIES	-	(298,607)

NET CHANGE IN CASH	7,585	(13,934)

CASH AT BEGINNING OF PERIOD	1,000	14,934
CASH AT END OF PERIOD	$8,585	$1,000

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash financing and investing activities:
Accrued Interest added to Related Party Note Principal	$486,846	$-
Conversion of Notes Payable	$517,250	$1,905,542
Issuance of Preferred Shares for Accrued Liabilities	$710,000	$-

The accompanying notes are an integral part of the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold mineralization. Pacific Gold through its subsidiaries currently owns claims, property and leases in Nevada, Oregon and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp. As well, the consolidated financial statements include the accumulated loss of Oregon Gold Inc. up to the date of its disposal, August 27, 2009.All significant inter-company accounts and transactions have been eliminated.

Significant Accounting Principles

Use of Estimates and Assumptions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents.

For purposes of the statement of cash flows, The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of December 31, 2009.

Revenue Recognition.

The Company recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the year ended December 31, 2009.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2009, and 2008 there were no accounts receivable.

Inventories.

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining.

The major classes of inventories as of December 31, 2009 and 2008 were:

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

We were not in mining in 2009 and thus we did not amortize any of our mineral rights.

Impairment of Long-Lived Assets.

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Pacific Gold assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less that the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2009, and 2008 the Company had 37,995,657 and 29,431,800, respectively potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred.  The Company incurred costs of $9,537 in 2009.  In 2008 total advertising costs were $52,631.

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

Deferred Financing Fees

Deferred financing fees represent debt issuance costs withheld from the proceeds by the purchasers of the Company’s convertible notes payable. These fees are capitalized and then amortized to interest and financing expense over the lives of the related convertible notes.

Derivative Liability Related to Convertible Notes and Warrants

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

Stock based compensation.

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the year ended December 31, 2008 or 2009.  SFAS No. 123(R) is now found as ASC Topic 718.

Recently issued accounting pronouncements

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “ Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”   EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations. SFAS No. 133 is now found as ASC Topic 815.

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

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules”  and No. 2010-22 (ASU No. 2010-22) “ Accounting for Various Topics – Technical Corrections to SEC Paragraphs ”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, Pacific Gold has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 2 - PLANT AND EQUIPMENT

During 2009 the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles. The gross proceeds from the sale of assets in 2009 was $142,300.

During 2008 the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles. The gross proceeds from the sale of assets was approximately $920,000.  Of this amount, $298,607 was used to repay a portion of the convertible debentures in cash.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at December 31, 2009 and 2008 consisted of the following:

PLANT AND EQUIPMENT	2009	2008
Building	$824,182	$824,182
Accumulated Depreciation	(350,614)	(263,715)
Equipment	1,247,063	1,697,507
Accumulated Depreciation	(811,348)	(937,170)
	$909,283	$1,320,804

For the year ended December 31, 2009 and December 31, 2008 Depreciation expense was $342,226 and $579,292, respectively.

NOTE 3 – MINERAL RIGHTS

Mineral rights at December 31, 2009 and 2008 consisted of the following:

MINERAL RIGHTS	2009	2008
Nevada Rae Gold – Morris Land	$135,074	$104,987
Accumulated Depletion	(98)	(61)
Oregon Gold – Defiance & Bear Bench	-	225,195
Accumulated Depletion	-	(294)
Fernley Gold – Lower Olinghouse	89,025	71,904
Pilot Mountain Resources – Project W	91,994	75,216
Pacific Metals – Graysill Claims	26,535	23,175
	$342,530	$500,122

* As part of the sale of Oregon Gold on August 27, 2009, Mineral Rights Assets of Oregon Gold are not reflected in the consolidated Balance Sheet for the year ended December 31, 2009.

As of December 31, 2009 and 2008 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 4 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,881,846 and $1,742,346 to a shareholder as of December 31, 2009, and 2008 respectively. The amount due is represented by a consolidated promissory note, with interest at 10%. At December 31, 2009, and 2008, accrued interest on the note totaled $488,846, and $347,346, respectively. As of December 31, 2009 accrued interest on the note of $488,846 was added to the principal balance as the new basis of accrued interest of 10%.  The notes were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013. Interest expense on the loan for the years ended December 31, 2009 and 2008 was $139,500 and $139,802, respectively.

Pacific Gold entered into a lease with ZDG Investments Ltd., an entity owned by an officer, to rent office space starting in March 2007 with monthly payments of approximately $6,867 Canadian dollars, (approximately $5,500 US dollars).  Upon signing the lease, the Company was required to pay the first and last months’ rent in advance. This amount was fully expensed as of December 31, 2009. At December 31, 2009 and 2008, accrued expenses included $79,542 and $108,129, respectively, in accrued rent expense due to ZDG Investments Ltd. The lease expired in December 31, 2009. Since January of 2010 Pacific Gold is using office space provided by its CEO on a gratis basis.

Pacific Gold owes its executives $239,355 and $513,935 in accrued salaries and short term notes as of December 31, 2009, and 2008, respectively. These amounts are reflected in the accrued expenses for the years ended December 31, 2009 and 2008.

NOTE 5 – DISCONTINUED OPERATIONS

On August 27, 2009 Pacific Gold Corp sold 100% of its equity interest in Oregon Gold comprising of 8,002,389 shares to an individual, Yinfang Yang. The Sale agreement calls for sale of 8,002,389 shares of Oregon Gold held by the Company and its Intercompany note receivable from Oregon Gold of $526,912 for a total consideration of $210,020.

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

NOTE 6 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2009 and 2008, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $25,484,197 at December 31, 2009, and will expire in the years 2011 through 2029.

At December 31, 2009, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$8,664,627
Valuation allowance	-	(8,664,627)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $484,359, from December 31, 2008.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2009	$1,424,585	2029
2008	3,364,643	2028
2007	5,765,292	2027
2006	9,246,058	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016
1996	5,000	2011

Total	$25,484,197

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2009 follows:

Expected Provision (based on statutory rate)	$(484,359)
Effect of:
Difference between 2008 NOL estimate and actual	231,632
Increase/(decrease) in valuation allowance	252,727
Total actual provision	$—

The Company adopted the provisions of FIN 48 (now known as ASC Topic 740) on January 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company continues to incur large net operating losses as disclosed above.  Since it is not thought that these net operating loss carryforwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2009 is presented as follows:

Balance as of January 1, 2009	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2009	$—

The Company has filed income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2009, and 2008, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2009, and 2008, respectively.

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)

Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru December 31, 2009	(120,000)

Amortization of Discounts to December 31, 2009	67,157
Carrying amount of Series E note on December 31, 2009	$304,877

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

Face value at issuance – Series D	$2,440,000
Cash payment to December 31, 2008	(298,607)
Convert to shares to December 31, 2008	(1,874,412)
Face value at December 31, 2008	266,981
Less: Fair value[1] of discount amortized to December 31, 2008	(20,812)

Carrying value of Series D note at December 31, 2008	$246,169

Conversion to shares thru December 31, 2009	(266,982)
Less: Fair Value[1] of discount amortized thru December 31, 2009	20,813

Carrying value of Series D note at December 31, 2009	$-

Derivative Liability at December 31, 2009	$-

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

A summary of the carrying value of the notes is as follows:

Face value – Series C as of October 5, 2007	$1,132,000
Less: Relative fair value [1] of:
Warrants	(114,574)

Carrying amount of notes on October 5, 2007:	$1,017,426

Amortization of discounts to December 31, 2008	48,034
Accelerated amortization of discounts to December 31, 2008	66,311

Conversion to shares thru December 31, 2008	(1,035,000)

Carrying amount of Series C notes at December 31, 2008	$96,771

Amortization of discounts to December 31, 2009	229
Accelerated amortization of discounts to December 31, 2009	-

Conversions to shares thru December 31, 2009	(97,000)

Carrying amount of Series C notes at December 31, 2009	$-

_____________________

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 8 – COMMON STOCK AND PREFERRED STOCK

In 2009, 9,700,000 common shares were issued for conversion of Series C convertible notes.

In 2009, 172,948,690 common shares were issued for monthly installment payments due on the Series D convertible notes.

In 2009, 12,121,212 common shares were issued for conversion of Series E convertible notes.

In 2009, 10,000,000 common shares were issued for services to employees and consultants at a price of $0.01 per share.

In 2009, 322,728 preferred shares were issues for accrued liabilities to employees, and a related party at a price of $2.20 per share.

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

NOTE 9 – EQUITY PLANS

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

Summary information regarding options is as follows:

	Options
2009	Shares	Weighted Average Exercise Price
Granted	0	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	1,000,000	0.30
Exercisable	1,000,000	0.30

Weighted average fair value of options granted during year		N/A
Weighted average fair value of shares issued under the 2007 Plan		$0.017

	Options
2008	Shares	Weighted Average Exercise Price
Granted	0	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	1,050,000	0.30
Exercisable	1,050,000	0.30

Weighted average fair value of options granted during year		N/A
Weighted average fair value of shares issued under the 2007 Plan		$0.017

NOTE 10 – WARRANTS

In connection with the Series D convertible debenture issued on February 26, 2007, 6,000,000 warrants were issued with an exercise price of $0.216 and expire on February 26, 2012. In October 2007 the exercise price of these warrants were adjusted to $0.18.

In connection with the Series E convertible debentures issued on October 5, 2007, the Company issued 450,000 warrants exercisable into common stock at $0.18 each expired on October 5, 2010.

In connection with the Series C convertible debentures issued on April 12, 2006, the Company issued 6,400,000 warrants exercisable into common stock at $0.30 each.  During 2007, the exercise price of 800,000 of these warrants were adjusted to $0.20 and exercised for $160,000 in cash to the Company and another 800,000 of the warrants had their exercise price adjusted to $.18 and expired on April 12, 2009.

The following table summarizes warrant activity of the Company:

	2009	2008
Warrants outstanding at beginning of year	12,050,000	12,050,000
Granted in the year	0	0
Exercised in the year	0	0
Expired in the year	5,600,000	0
Outstanding and exercisable at December 31	6,450,000	12,050,000
Weighted Average Exercise Price	$0.18	$0.18

NOTE 11 - OPERATING LEASES

Pacific Gold entered into a lease with ZDG Investments Ltd. to rent office space starting in March 2007 with monthly payments of approximately $5,700 US dollars. Upon signing the lease, the Company was required to pay the first and last months’ rent in advance. This amount is reflected in deposits. The lease expired in December 2009. Rent expense in 2009 and 2008 was $72,900 and $87,594, respectively.

In addition, the Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Bullion Monarch Mining, by lease dated October 1, 2003. The Company paid an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year. If the lease is renewed, the annual advance royalty is $20,000. The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2009:

Year ended	Total
December 31, 2010	20,000
December 31, 2011	20,000
December 31, 2012	20,000
December 31, 2013	20,000
Thereafter	20,000
Total	$100,000

NOTE 12 – MAJOR CUSTOMERS

In 2009 and 2008 there were no gold sales. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold becomes significantly decreased, the Company could experience severe negative impact.

NOTE 13 – LEGAL PROCEEDINGS

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to year end, the debenture holder of Series E note converted $30,000 in principal and interest into 3,030,303 shares of common stock. The Company also converted 322,728, total of its preferred shares, to 322,728,000 common shares; the conversion was recorded at par value at a conversion ratio of 1:1,000. The company evaluated subsequent events through March 31, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about June 1, 2009, Pacific Gold Corp. notified M&K CPA’s PLLC (“M&K”), that it was dismissing them as the Company’s independent registered public accounting firm.

On October 22, 2010, the Company engaged Jewett Schwartz Wolfe & Associates, 200 South Park Road, Suite 150, Hollywood, Florida 33021 as its new independent registered public accounting firm.

On April 13, 2011, the Company dismissed Jewett Schwartz Wolfe & Associates and engaged Silberstein Ungar, PLLC, 30600 Telegraph Road, Suite 2175, Bingham Farms, MI 48025-4586 as its new independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are ineffective, based in part on the absence of separation of duties with respect to internal financial controls of the Company and the lack of funds to engage staff and accountants to timely file reports.

The Board of Directors has undertaken to effect the short-term and long-term improvement of our internal control over financial reporting. The Company’s initial focus is to become current in its SEC filings, and the board has engaged the services of a new independent registered public accounting firm which will be reviewing our financial statements that are to be included in the 2009, 2010, and first quarter 2011 delinquent filings.  Additionally, the Board of Directors will consider and work with management to devise a remediation program for the currently identified deficiencies within our internal controls over financial reporting and our disclosure controls and procedures.

No Attestation Report Required

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE;

The following table sets forth information concerning the directors and executive officers of Pacific Gold Corp. and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITIONS
Robert Landau	38	Chief Executive Officer, Chief Financial Officer, President and Chairman
Mitchell Geisler	39	Chief Operating Officer, Treasurer and Secretary

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2009, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2009, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2009 were complied with by late filings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2009, 2008, and 2007.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
		(1)	BONUS	(2)	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Rob Landau	2009	$0	0	330,000	0	330,000
CEO, President & Director	2008	$562	$0	$0	$0	$562
	2007	$24,983	$0	$41,000	$10,500	$76,483

Mitchell Geisler	2009	0		280,000		280,000
COO & Director	2008	$562	$0	$0	$0	$562
	2007	$48,761	$0	$10,700	$8,750	$68,211

______________

 (1)  Amounts noted are actual amounts paid in the year.  Annual compensation, per employment agreements, is as follows:

	2009	2008	2007
Robert Landau	$138,000	$180,000	$180,000
Mitchell Geisler	$85,500	$150,000	$150,000

(2) Amounts noted are total share amounts issued in 2009, 2008 and 2007, including salary and bonus paid in shares. Annual bonus compensation paid in shares for 2006, 2007 and 2008, was as follows:

	2009	2008	2007
Robert Landau	$0	$0	$0
Mitchell Geisler	$0	$0	$0

Grants of Plan Based Awards
Name	Grant Date	Number of Securities Underlying Options Granted	Exercise of Base Price ($/sh)
Robert Landau, CEO	6/30/2007	75,000	$0.30
Mitch Geisler, COO	6/30/2007	62,500	$0.30

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

The Company has two executive officers, whom are also the Company’s directors. The Board of Directors serves as the Company’s compensation committee and initiates and approves most compensation decisions. Annual bonuses, if any, for executives are determined by the Board of Directors.

The goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan and no deferred compensation arrangements.  The Company has not used a compensation consultant in any capacity.

The executive officers of the Company do not currently have employment agreements with the Company that outline salary and benefit arrangements. Both officers are paid a gross base amount per month. The salary amounts are reviewed on an annual basis.

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

Other Compensation Arrangements

On June 20, 2007 the company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  At December 31, 2009 we have issued 15,825,000 shares under the 2007 Plan.

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

Employment Agreements

Each of the executive officers of the Company previously had an employment agreement with the Company that outlined salary and benefit arrangements. The agreements had similar terms which included but were not limited to: base salaries, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 days notice to the Company and for the Company to provide three months’ severance on termination of the employee. The agreements were reviewed on an annual basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2011, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *		PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	98,628,000	(2)	13.2%
Robert Landau (1)	155,150,057	(3)	20.8%

All executive officers and directors as a group (one person)	254,053,057		34.0%

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

(1) The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.

(2) Includes 125,000 shares subject to currently exercisable options.

(3) Includes 150,000 shares subject to currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2009, the Company received various loans totaling $1,888,846 including accrued interest from ZDG Investments Limited in order to fund the business operations. The note bears 10% simple interest and is due on January 2, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $17,500 for the fiscal year ended December 31, 2008 and $49,865 for the fiscal year ended December 31, 2008 to our former independent accountants.

The Company paid audit and financial statement review fees totaling $22,500 for the fiscal year ended December 31, 2009 to Silberstein Ungar, PLLC.

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	June 27, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	June 27, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	June 27, 2011
Mitchell Geisler