Form 10-Q
period 2010-03-31
PACIFIC GOLD CORP
filed 2011-06-28
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

Commission File Number       000-32629

PACIFIC GOLD CORP.

 (Exact name of registrant as specified in charter)

Nevada	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2987, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (416) 214-1483

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

As of June 22, 2011, the Company had outstanding 745,732,649 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$485	$8,585
Restricted Cash	-	-
Inventory	30,222	30,222
Prepaid Expenses	-	-
Total Current Assets	30,707	38,807
Mineral Rights, Plant and Equipment
Mineral rights, net	345,530	342,530
Plant and Equipment, net	839,048	909,283
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,288,248	1,355,483
Other Assets:
Deposits	9,656	18,542
Reclamation Bond	196,780	196,780
Total Other Assets	206,436	215,322
TOTAL ASSETS	$1,525,391	$1,609,612

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$807,594	$786,327
Accrued Expenses	487,090	475,983
Accrued Interest	47,046	-
Convertible Debentures - Short-Term Portion	303,790	-
Notes Payable - Related Parties	98,267	-
Notes Payable – Shareholder	1,881,846	1,881,846
Total Current Liabilities	3,625,633	3,144,156
Long Term Liabilities:
Convertible Debentures	-	329,877
Derivative Liability	-	-
Total Liabilities	3,625,633	3,474,033
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at March 31, 2010, 322,728 shares issued and outstanding at December 31, 2009	-	323
Common Stock - $0.001 par value; 500,000,000 shares authorized, 691,227,599, and 365,470,296 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	691,228	365,470
Additional Paid-in Capital	22,291,980	22,587,414
Accumulated Deficit	(25,083,450)	(24,817,628)
Total Stockholders' Deficit	(2,100,242)	(1,864,421)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,525,391	$1,609,612

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Quarter Ended
	March 31, 2010	March 31, 2009
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs	-	-
Depreciation	70,235	88,036
Gross Margin	(70,235)	(88,036)

Operating Expenses:
General and Administrative	140,562	317,689
Total Operating Expenses	140,562	317,689

Net Loss from Operations	(210,797)	(405,725)

Other Income/(Expenses)
Interest Expense	(55,025)	(101,004)
Change in Fair Value of Derivative Liability	-	(8,344)
Total Other Income /(Expenses)	(55,025)	(109,348)
Net Income/(Loss)	(265,822)	(515,073)

Basic and Diluted Earnings/(Loss) per Share	$(0.001)	$(0.003)
Weighted Average Shares Outstanding:
Basic and Diluted	466,803,646	188,681,439

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	For the Quarter Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(265,822)	$(515,073)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	70,235	88,039
Amortization	-	24,500
Change in Fair Value of Derivative Liability	-	8,344
Non-cash Portion of Interest Paid on Convertible Debt	3,914	41,966
Common Stock Issued for Services	-	100,000
Changes in:
Accounts Payable	21,267	24,892
Accrued Expenses	11,107	176,589
Accrued Interest	47,046	34,875
NET CASH (USED) IN OPERATING ACTIVITIES	(112,253)	(15,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(3,000)	(3,000)
Proceeds from Restricted Cash Account	-	20,267
Net Decrease in Deposits	8,886	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,886	17,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	98,267	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,267	-

NET CHANGE IN CASH	$(8,100)	$1,401

CASH AT BEGINNING OF PERIOD	8,585	1,000

CASH AT END OF PERIOD	$485	$2,401

Cash paid during the year for:
Interest	-	-
Income Taxes	-	-

Non-cash financing and investing activities:
Conversion of Notes Payable	$30,000	$226,895

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold mineralization. Pacific Gold through its subsidiaries currently owns claims, property and leases in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S dollars, the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-K. The Company’s fiscal year-end is December 31. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2009 as reported in the Form 10-K have been omitted.

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

Use of Estimates and Assumptions

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of March 31, 2010.

Revenue Recognition.

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the three months ended March 31, 2010.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of March 31, 2010, there were no accounts receivable.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of March 31, 2010 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of March 31, 2010, and December 31, 2009 were:

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

We did not conduct any mining in the three months ended March 31, 2010 and thus we did not amortize any of our mineral rights.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2010 the Company had 35,310,202 potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred.  For the three months ended March 31, 2010 the Company didn’t incur advertising costs.

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

Stock based compensation.

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000. There were no stock options granted during the three months ended March 31, 2010.  SFAS No. 123(R) is now found as ASC Topic 718.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3 – PLANT AND EQUIPMENT

During the three months ended March 31, 2010 the Company reviewed its equipment requirements and modified its plant.  No assets were sold during the three months ended March 31, 2010.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at March 31, 2010 and December 31, 2009 consisted of the following:

PLANT AND EQUIPMENT	March 31, 2010	December 31, 2009
Building	$824,182	$824,182
Accumulated Depreciation	(372,339)	(350,614)
Equipment	1,247,063	1,247,063
Accumulated Depreciation	(859,858)	(811,348)
	$839,048	$909,283

For the three month ended March 31, 2010 and December 31, 2009 Depreciation expense was $70,235 and $88,036, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at March 31, 2010 and December 31, 2009 consisted of the following:

MINERAL RIGHTS	March 31, 2010	December 31, 2009
Nevada Rae Gold – Morris Land	$135,074	$135,074
Accumulated Depletion	(98)	(98)
Fernley Gold – Lower Olinghouse	92,025	89,025
Pilot Mountain Resources – Project W	91,994	91,994
Pacific Metals – Graysill Claims	26,535	26,535
	$345,530	$342,530

As of March 31, 2010 and December 31, 2009 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,881,846 to a shareholder as of March 31, 2010. The amount due is represented by a promissory note, with interest at 10%. At March 31, 2010, accrued interest on the note totaled $47,046. The notes were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013. Interest expense on the loan for the three months ended March 31, 2010 and March 31, 2009 $47,046 and $34,875, respectively.

Pacific Gold owes its executives $285,328 and 239,356 in accrued salaries and short term notes as of March 31, 2010, and December 31, 2009, respectively. These amounts are reflected in the accrued expenses for the years ended March 31, 2010 and December 31, 2009.

Pacific Gold owes $60,591 to related parties in short term notes payable. These short term notes are interest free and due on demand.

NOTE 6 – DISCONTINUED OPERATIONS

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)
Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru December 31, 2009	(120,000)
Amortization of Discounts to December 31, 2009	67,157
Carrying amount of Series E note on December 31, 2009	$304,877

Conversion to shares thru March 31, 2010	(30,000)
Amortization of Discounts to March 31, 2010	3,914
Carrying amount of Series E note on March 31, 2010	$278,791

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 8 – COMMON STOCK AND PREFERRED STOCK

During the three months ended March 31, 2010, 3,030,303 common shares were issued for conversion of Series E convertible notes.

During the three months ended March 31, 2010, 322,728 total of the company’s preferred shares were converted into 322,728,000 common shares.

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

NOTE 9 - OPERATING LEASES

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2010:

Year ended	Total
December 31, 2010	$20,000
December 31, 2011	20,000
December 31, 2012	20,000
December 31, 2013	20,000
Thereafter	20,000
Total	$100,000

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of Series E note converted $30,000 in principal and interest into 3,030,303 shares of common stock. On June 21, 2010 the Company sold one piece of equipment for total proceeds of $17,000.

The company evaluated subsequent events through June 30, 2010.

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

In the first quarter of 2010 the Company continued work on preparing the Black Rock Canyon Mine for production.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended March 31, 2010.

Operating expenses for the quarter ended March 31, 2010, totaled $140,562.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $1,668 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $17,808 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $10,085.  Interest expense totaled $55,025 for the quarter; of this amount, $3,914 was a non-cash expense that included amounts for accelerated interest and interest on the Series E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to March 31, 2010, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At March 31, 2010, we had unsecured loans from a shareholder in an aggregate amount of $1,881,846 including accrued interest. The notes bear interest at the rate of 10% and were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013.

As of March 31, 2010, our assets totaled $1,525,391, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,625,633 which primarily consisted of notes payable and accrued interest to a shareholder of $1,928,892, accounts payable and accrued expenses of $1,294,683 convertible debt of $303,790. We had an accumulated deficit of $25,083,450. Pacific Gold had negative working capital at March 31, 2010 of $3,594,927.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants.  The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2009 the Company issued 12,121,212 shares on conversion. During the three months ended March 31, 2010 the company issued an additional 3,030,303 shares on conversion.

For the three months ended March 31, 2010, the Company has issued an additional $60,691 in short term notes due to related parties. The notes are due on demand and are interest free.

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

N/A

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

The Board of Directors and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. The Company’s initial focus is to become current in its SEC filings, and the board has engaged the services of a new independent registered public accounting firm which will be reviewing our financial statements that are to be included in the 2010, and 2011 delinquent filings. Additionally, the Board of Directors will consider and work with management to devise a remediation program for the currently identified deficiencies within our internal controls over financial reporting and our disclosure controls and procedures.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	June 28, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	June 28, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	June 28, 2011
Mitchell Geisler