Form 10-Q
period 2010-09-30
PACIFIC GOLD CORP
filed 2011-07-06
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

As of June 28, 2011, the Company had outstanding 745,732,651 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$20,907	$8,585
Inventory	30,222	30,222
Total Current Assets	51,129	38,807
Mineral Rights, Plant and Equipment
Mineral rights, net	385,330	342,530
Plant and Equipment, net	643,930	909,283
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,132,930	1,355,483
Other Assets:
Deposits	7,051	18,542
Reclamation Bond	196,780	196,780
Total Other Assets	203,831	215,322
TOTAL ASSETS	$1,387,890	$1,609,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$845,429	$786,327
Accrued Expenses	571,231	475,983
Accrued Interest	141,138	-
Convertible Debentures – Short-Term Portion	135,000	-
Notes Payable – Related Parties	129,209	-
Notes Payable – Shareholder	1,881,846	1,881,846
Total Current Liabilities	3,703,853	3,144,156
Long Term Liabilities:
Convertible Debentures	-	329,877
Total Liabilities	3,703,853	3,474,033
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 322,728 shares issued and outstanding at December 31, 2009, no shares outstanding at September 30, 2010	-	323
Common Stock - $0.001 par value; 500,000,000 shares authorized, 719,510,427, and 365,470,296 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	719,510	365,470
Additional Paid-in Capital	22,433,697	22,587,414
Accumulated Deficit	(25,469,170)	(24,817,628)
Total Stockholders’ Deficit	(2,315,963)	(1,864,421)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,387,890	$1,609,612

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue:
Total Revenue	$-	$-	$-	$-
Production Costs
Production Costs	-	-	-	-
Depreciation	48,985	85,882	186,518	261,954
Gross Margin	(48,985)	(85,882)	(186,518)	(261,954)

Operating Expenses:
General and Administrative	122,653	190,634	363,102	660,416
(Gain) / Loss on Sale of Assets	(54,709)	(15,538)	(52,968)	(43,038)
Total Operating Expenses	67,944	175,096	310,134	617,378

Net Loss from Operations	(116,929)	(260,978)	(496,651)	(879,332)

Other Income/(Expenses)
Foreign Exchange Gain / (Loss)	54	66	54	66
Interest Expense	(47,558)	(58,077)	(154,946)	(241,979)
Loss on Sale of Subsidiary	-	(28,239)	-	(28,239)
Other Income	-	21,972	-	24,972
Change in Fair Value of Derivative Liability	-	-	-	(23,428)
Total Other Income /(Expenses)	(47,504)	(64,278)	(154,892)	(268,608)
Net Income/(Loss)	$(164,433)	$(325,256)	$(651,543)	$(1,147,940)

Basic and Diluted Earnings/(Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and Diluted	700,472,219	324,563,832	620,457,894	258,022,000

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(651,543)	$(1,147,940)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	186,518	261,954
Amortization	-	24,500
Foreign Exchange	-	(66)
Change in Fair Value of Derivative Liability	-	23,428
Non-cash Portion of Interest Paid on Convertible Debt	5,123	317,666
(Gain) / Loss on Sales of Equipment	(52,968)	(43,037)
(Gain) / Loss on Sale of Subsidiary	-	28,239
(Gain)/Loss on Extinguishment of Debt	-	458
Common Stock Issued for Services	-	100,000
Changes in:
Accounts Payable	63,905	24,315
Accrued Expenses	95,248	343,133
Accrued Interest	141,138	(123,792)
NET CASH (USED) IN OPERATING ACTIVITIES	(212,579)	(191,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Subsidiary	-	202,100
Purchases and Development of Property and Equipment	(42,800)	(43,094)
Proceeds from Restricted Cash Account	-	20,627
Investment in Reclamation Bond	-	(7,562)
Net Decrease / (Decrease) in Deposits	11,491	(424)
Proceeds from Sale of Equipment	127,000	82,500
NET CASH PROVIDED BY INVESTING ACTIVITIES	95,691	254,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	129,209	11,000
Payments on Convertible Notes	-	(18,605)
Proceeds from Convertible Debt, net	-	-
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	129,209	(7,605)

NET CHANGE IN CASH	12,321	55,400

CASH AT BEGINNING OF PERIOD	8,585	1,000
CASH AT END OF PERIOD	$20,907	$56,400

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Preferred Shares for accrued liabilities	-	710,000
Conversion of Notes Payable	$200,000	$570,861

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

Revenue Recognition.

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the three months ended September 30, 2010.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of September 30, 2010, there were no accounts receivable.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of September 30, 2010 of $30,222 consisting of metals inventory and stockpile ore.

The major classes of inventories as of September 30, 2010, and December 31, 2009 were:

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

We did not conduct any mining in the three months ended September 30, 2010 and thus we did not amortize any of our mineral rights.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended September 30, 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2010 the Company had 31,644,444 potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred.  For the quarter ended September 30, 2010 the Company incurred $595 in advertising costs.

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

Stock based compensation.

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the three months ended September 30, 2010.  SFAS No. 123(R) is now found as ASC Topic 718.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3 – PLANT AND EQUIPMENT

During the nine months ended September, 2010 the Company reviewed its equipment requirements and modified its plant.  The gross proceeds from the sale of assets were $127,000.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at September 30, 2010 and December 31, 2009 consisted of the following:

PLANT AND EQUIPMENT	September 30, 2010	December 31, 2009
Building	$795,355	$824,182
Accumulated Depreciation	(402,977)	(350,614)
Equipment	936,075	1,247,063
Accumulated Depreciation	(684,523)	(811,348)
	$643,930	$909,283

For the nine month ended September 30, 2010 and September 30, 2009 depreciation expense was $186,518 and $261,954, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at September 30, 2010 and December 31, 2009 consisted of the following:

MINERAL RIGHTS	September 30, 2010	December 31, 2009
Nevada Rae Gold – Morris Land	$144,454	$135,074
Accumulated Depletion	(98)	(98)
Fernley Gold – Lower Olinghouse	102,785	89,025
Pilot Mountain Resources – Project W	108,294	91,994
Pacific Metals – Graysill Claims	29,895	26,535
	$385,330	$342,530

As of September 30, 2010 and December 31, 2009 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Pacific Gold owes $1,881,846 to a shareholder as of September 30, 2010. The amount due is represented by a promissory note, with interest at 10%. At September 30, 2010, accrued interest on the note totaled $141,438. The notes were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013. Interest expense on the loan for the nine months ended September 30, 2010 and September 30, 2009 was $141,138 and $104,625, respectively.

Pacific Gold owes its executives $370,772 and 239,356 in accrued salaries and short term notes as of September 30, 2010, and December 31, 2009, respectively. These amounts are reflected in the accrued expenses for the periods ended September 30, 2010 and December 31, 2009.

Pacific Gold owes $129,209 to related parties in short term notes payable. These short term notes are interest free and due on demand.

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)
Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru December 31, 2009	(120,000)
Amortization of Discounts to December 31, 2009	67,157
Carrying amount of Series E note on December 31, 2009	$304,877

Conversion to shares thru September 30, 2010	(200,000)
Amortization of Discounts to September 30, 2010	5,123
Carrying amount of Series E note on September 30, 2010	$110,000

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 8 – COMMON STOCK AND PREFERRED STOCK

During the nine months ended September 30, 2010, 31,313,131 common shares were issued for conversion of Series E convertible notes.

During the nine months ended September 30, 2010, 322,728 total of the company’s preferred shares were converted into 322,728,000 common shares.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2010:

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of Series E note converted $110,000 in principal and interest into 22,222,222 shares of common stock. Subsequent to quarter end, the company issued 2,000,000 shares of common stock as a royalty payment of $20,000 for rent on behalf of its subsidiary, Nevada Rae Gold.

The company evaluated subsequent events through December 31, 2010.

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

In the third quarter of 2010 the Company continued work on preparing the Black Rock Canyon Mine for production.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended September 30, 2010.

Operating expenses for the quarter ended September 30, 2010, totaled $67,944.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $1,860 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $33,653 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $4,648.  Interest expense totaled $47,558 for the quarter; of this amount, $145 was a non-cash expense that included amounts for accelerated interest and interest on the Series E Convertible Debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to September 30, 2010, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.  At September 30, 2010, we had unsecured loans from a shareholder in an aggregate amount of $1,881,846 including accrued interest. The notes bear interest at the rate of 10% and were originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013.

As of September 30, 2010, our assets totaled $1,387,890, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,703,853 which primarily consisted of notes payable and accrued interest to a shareholder of $2,022,984, accounts payable and accrued expenses of $1,416,660 and convertible debt of $135,000. We had an accumulated deficit of $25,469,170. Pacific Gold had negative working capital at September 30, 2010 of $3,652,724.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants. The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2009 the Company issued 12,121,212 shares on conversion. During the nine months ended September 30, 2010 the company issued an additional 31,313,131 shares on conversion.

For the nine months ended September 30, 2010, the Company has issued an additional $129,209 in short term notes due to related parties. The notes are due on demand and are interest free.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of  September 30, 2010.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 31,313,131 shares of common stock on conversion of the convertible debentures issued April 12, 2006.  The conversion rate for the issuance of 9,090,909 was $0.0099 per share, and $0.0045 for the issuance of 22,222,222 shares. The Company did not receive any cash proceeds on conversion of the debentures.  The converted amount of the debentures during the quarter equaled a total of $200,000 in principal amount and original issue discount and interest.  Each exercise and conversion was made on the basis of an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, with an accredited investor.  The shares issued have been registered for resale.

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