Form 10-K
period 2010-12-31
PACIFIC GOLD CORP
filed 2011-07-12
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of July 6, 2011, the aggregate market value of the voting stock held by non-affiliates was approximately $18,428,422.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 6, 2011, the Company had outstanding 745,732,651 shares of its common stock, par value $0.001.

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

Operations

NRG has permitted the Black Rock Canyon Mine with the Bureau of Land Management (BLM), and the Nevada State Division of Environmental Protection (NDEP). NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage, additionally the site has fuel storage, settling ponds, security offices and the entire area  is fenced in for security along with exterior lighting and security camera’s that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including, bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

In 2010 the Company continued work on preparing the Black Rock Canyon Mine for production.

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

Through December 31, 2010 the Company has invested approximately $7,900,000 into NRG.

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

Employees

Pacific Gold has two employees who are the executive officers and NRG has one employee, who is on-site management. From time to time we hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers, for differing periods to facilitate the implementation of our business plan.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.

Pacific Gold Corp.

The head office of Pacific Gold is located at 555 Richmond Street West Suite 602, Toronto Ontario, M5V3B1. Pacific Gold is using office space provided by its CEO on a gratis basis.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2010	$0.0585	$0.007
September 30, 2010	0.009	0.0012
June 30, 2010	0.0022	0.0015
March 31, 2010	0.0026	0.0016
December 31, 2009	0.0035	0.0017
September 30, 2009	0.0035	0.0012
June 30, 2009	0.0057	0.0021
March 31, 2009	0.017	0.004

Holders

As of July 6, 2011 the Company believes that there are well over 5,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2010 upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 22,222,222 shares of common stock at a conversion price of to $0.005 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had revenues from the sale of gold for the year ended December 31, 2010 of $ 5,836 with a negative gross margin of $228,222. The revenues were generated from the screening of approximately 10% of the Company’s existing stockpile or approximately 1,000 yards of lower grade sand filled material to test the Geotextile tube filtration system.

Operating expenses for the year ended December 31, 2010 totaled $556,207.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $138,864 for the year.  Equipment operating costs, tools and materials of $37,924 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $102,342 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $24,314. Advertising and public relations expenses totaled $9,989.  Interest expense totaled $203,932 for the year; of this amount, $5,123 was a non-cash expense that included amounts for accelerated interest and interest on the Series E Convertible Debentures that were not paid out in cash. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we resume operations at Black Rock Canyon and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources:

Since inception to December 31, 2010, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder. At December 31, 2010, we had unsecured loans from a shareholder in an aggregate amount of $2,070,031 including accrued interest. The note bears interest at the rate of 10% .The note was due on January 02, 2011, and then extended to January 02, 2013.

As of December 31, 2010, our assets totaled $1,387,611, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,907,310 which primarily consisted of note payable to a shareholder of $1,881,846, accounts payable and accrued expenses of $1,472,559, notes payable to related parties of $274,720, and promissory notes of $90,000. We had an accumulated deficit of $25,802,906 and a working capital deficit of $1,691,650 at December 31, 2010.

On October 5, 2007 the Company sold $450,000 in principal amount of convertible debentures and warrants. The debentures were due on October 5, 2010, and were paid in full with issuance of shares for conversion.  The debentures and warrants were sold, and the common stock issued on conversion and exercise was sold, under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to an institutional, accredited investor. The Company received $300,000 which was used for working capital.  During 2009 the Company issued 12,121,212 shares on conversion. For the year ended December 31, 2010 the company issued an additional 53,535,353 shares on conversion.

For the year ended December 31, 2010, the Company has issued an additional $274,720 in short term notes due to related parties. The notes are due on demand and are interest free.

For the year ended December 31, 2010, the Company issued a promissory note to a non – related party for a total amount of $65,000. The promissory note is due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% per annum.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

To the Board of Directors

Pacific Gold Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Pacific Gold Corp., as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp., as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 8, 2011

Pacific Gold Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$29,432	$8,585
Inventory	26,197	30,222
Total Current Assets	55,629	38,807
Mineral Rights, Plant and Equipment
Mineral rights, net	409,845	342,530
Plant and Equipment, net	611,636	909,283
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,125,151	1,355,483
Other Assets:
Deposits	10,051	18,542
Reclamation Bond	196,780	196,780
Total Other Assets	206,831	215,322
TOTAL ASSETS	$1,387,611	$1,609,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$861,571	$786,327
Accrued Expenses	610,988	475,983
Notes Payable – Related Parties	274,720	-
Total Current Liabilities	1,747,279	1,262,310
Long Term Liabilities:
Accrued Interest – Shareholder	188,185	-
Notes Payable – Shareholder	1,881,846	1,881,846
Promissory Notes	90,000	25,000
Convertible Debentures	-	304,877
Total Liabilities	3,907,310	3,474,033
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 322,728 shares issued and outstanding at December 31, 2009 , no shares outstanding at December 31, 2010	-	323
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 743,732,649, and 365,470,296 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively	743,732	365,470
Additional Paid-in Capital	22,539,475	22,587,414
Accumulated Deficit	(25,802,906)	(24,817,628)
Total Stockholders’ Deficit	(2,519,699)	(1,864,421)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,387,611	$1,609,612

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2010	2009
Revenue:
Total Revenue	$5,836	$-
Production Costs
Production Costs	4,025	-
Depreciation	230,033	342,259
Gross Margin	(228,222)	(342,259)

Operating Expenses:
General and Administrative	609,175	837,331
Gain on Sale of Assets	(52,968)	(72,972)
Total Operating Expenses	556,207	(764,359)

Net Loss from Operations	(784,429)	(1,106,618)

Other Income/(Expenses)
Foreign Exchange Gain / (Loss)	83	(1,813)
Interest Expense	(203,932)	(289,459)
Loss on Sale of Subsidiary	-	(28,239)
Other Income	3,000	24,970
Interest Income	-	2
Change in Fair Value of Derivative Liability	-	(23,428)
Total Other Income /(Expenses)	(200,849)	(317,967)
Net Income/(Loss)	$(985,278)	$(1,424,585)

Basic and Diluted Earnings/(Loss) per Share	$(0.002)	$(0.010)
Weighted Average Shares Outstanding:
Basic and Diluted	650,905,132	284,020,335

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Stockholders' Equity
For the Years ended December 31, 2010 and 2009

	Common Stock		Preferred Shares		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	160,700,394	$160,700	-	$-	$21,251,379	$(23,393,043)	$(1,980,964)

Issuance of Shares for Services	10,000,000	10,000	322,728	323	799,677		810,000
Conversion of Series C note	9,700,000	9,700	-	-	87,300		97,000
Conversion of Series D note	172,948,690	172,949	-	-	341,179		514,128
Conversion of Series E note	12,121,212	12,121	-	-	107,879		120,000
Net loss						(1,424,585)	(1,424,585)

Balance at December 31, 2009	365,470,296	$365,470	322,728	$323	$22,587,414	$(24,817,628)	$(1,864,421)

Conversion of Preferred Shares to Common stock	322,727,000	322,727	(322,728)	(323)	(322,404)		-
Stock Issued for Mineral Rights	2,000,000	2,000	-	-	18,000		20,000
Conversion of Series E note	53,535,353	53,535	-	-	256,465		310,000
Net loss						(985,278)	(985,278)

Balance at December 31, 2010	743,732,649	$743,732	-	$-	$22,539,475	$(25,802,906)	$(2,519,699)

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(985,278)	$(1,424,585)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Depletion	230,033	342,259
Amortization	-	24,500
Change in Fair Value of Derivative Liability	-	23,428
Non-cash Portion of Interest Paid on Convertible Debt	5,123	213,878
Gain on Sales of Equipment	(52,968)	(72,972)
Loss on Sale of Subsidiary	-	28,239
Interest Paid with stock Issuances	-	113,699
Issuance of Shares for Services	-	100,000
Changes in:
Inventory	4,025	-
Prepaid Expenses	-	-
Accounts Payable	80,048	58,405
Accrued Expenses	135,005	392,553
Accrued Interest	188,185	(88,917)
NET CASH (USED) IN OPERATING ACTIVITIES	(395,827)	(289,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Subsidiary	-	210,020
Purchases and Development of Property and Equipment	(58,537)	(67,603)
Proceeds from Restricted Cash Account	-	20,627
Investment in Reclamation Bond	-	(7,562)
Net Decrease / (Increase) in Deposits	8,491	(684)
Proceeds from Sale of Equipment	127,000	142,300
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	76,954	297,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	274,720	-
Proceeds from Promissory notes	65,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	339,720	-

NET CHANGE IN CASH	$20,847	$7,585

CASH AT BEGINNING OF PERIOD	8,585	1,000

CASH AT END OF PERIOD	$29,432	$8,585
Cash paid during the year for:
Interest	$10,209	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Stock Issued for Mineral Rights	$20,000	$-
Accrued Interest added to Related Party Note Principal	$-	$486,846
Conversion of Preferred Shares to Common Stock	$710,000	$-
Issuance of Preferred Shares for Accrued Liabilities	$-	$710,000
Conversion of Notes Payable	$310,000	$517,250

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold mineralization. Pacific Gold through its subsidiaries currently owns claims, property and leases in Nevada, and Colorado.

Basis of Presentation

These consolidated financial statements are expressed in U.S dollars. The Company’s fiscal year-end is December 31. Financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and

Principle of Consolidation

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

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to December 31, 2010 financial statements presentation.

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

Cash and Cash Equivalents.

For purposes of the statement of cash flows, The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of December 31, 2010.

Revenue Recognition.

The Company recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2010, and 2009 there were no accounts receivable.

Inventories.

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining.

The major classes of inventories as of December 31, 2010 and 2009 were:

	December 31, 2010	December 31, 2009
Finished Goods	$0	$0
Stockpile Ore	26,197	30,222
Total	$26,197	$30,222

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

We were not in mining in 2010 and thus we did not amortize any of our mineral rights.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2010 and 2009, the Company had 6,750,000 and 37,995,657, respectively potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred. The Company incurred costs of $9,989 and $9,537 for the years ended 2010 and 2009 respectively.

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

Stock based compensation.

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000. There were no stock options granted during the year ended December 31, 2010 or 2009.  SFAS No. 123(R) is now found as ASC Topic 718.

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

NOTE 2 - PLANT AND EQUIPMENT

During 2010 the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles. The gross proceeds from the sale of assets in 2010 was $127,000.

During 2009 the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles. The gross proceeds from the sale of assets was approximately $142,300.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at December 31, 2010 and 2009 consisted of the following:

PLANT AND EQUIPMENT	2010	2009
Building	$795,355	$824,182
Accumulated Depreciation	(423,844)	(350,614)
Equipment	947,275	1,247,063
Accumulated Depreciation	(707,150)	(811,348)
	$611,636	$909,283

For the year ended December 31, 2010 and December 31, 2009 Depreciation expense was $230,012 and $342,226, respectively.

NOTE 3 – MINERAL RIGHTS

Mineral rights at December 31, 2010 and 2009 consisted of the following:

MINERAL RIGHTS	2010	2009
Nevada Rae Gold – Morris Land	$165,158	$135,074
Accumulated Depletion	(120)	(98)
Fernley Gold – Lower Olinghouse	106,145	89,025
Pilot Mountain Resources – Project W	108,767	91,994
Pacific Metals – Graysill Claims	29,895	26,535
	$409,845	$342,530

As of December 31, 2010 and 2009 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 4 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of December 31, 2010 Pacific Gold owes $1,881,846 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013. Interest expense on the loan for the years ended December 31, 2010 and 2009 was $188,185 and $139,500, respectively. Including interest the balance on the loan at December 31, 2010 was $2,070,031.

Pacific Gold owes its executives $136,636 and $140,209 in short term notes payable reflected in the accrued expenses for the years ended December 31, 2010, and 2009, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $274,720 to related parties in short term notes payable. These short term notes are interest free and due on demand.

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

NOTE 6 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2010 and 2009, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $27,222,439 at December 31, 2010, and will expire in the years 2011 through 2030.

At December 31, 2010, deferred taxes consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$9,255,630
Valuation allowance	-	(9,255,630)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $334,995, from December 31, 2009.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2010	$985,278	2030
2009	1,424,585	2029
2008	3,364,643	2028
2007	5,765,292	2027
2006	9,246,058	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016
1996	5,000	2011

Total	$27,222,439

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2010 follows:

Expected Provision (based on statutory rate)	$(334,995)
Increase/(decrease) in valuation allowance	334,995
Total actual provision	$—

The Company adopted the provisions of FIN 48 (now known as ASC Topic 740) on January 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company continues to incur large net operating losses as disclosed above.  Since it is not thought that these net operating loss carryforwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2010 is presented as follows:

Balance as of January 1, 2010	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2010	$—

The Company has filed income tax returns in the U.S. federal jurisdiction.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010, and 2009, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2010, and 2009, respectively.

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

A summary of the carrying value of the notes is as follows:

Face value – Series E	$450,000

Less: Relative fair value [1] of:
Warrants	(72,956)
Beneficial Conversion Feature	(72,236)

Carrying amount of Series E note on October 5, 2007:	$304,808

Amortization of Discounts to December 31, 2007	133,093
Carrying amount of Series E note on December 31, 2007	$316,907

Amortization of Discounts to October 15, 2008	94,778
Carrying amount of Series E note on October 15, 2008	355,222
Extinguishment of Note on October 15, 2008	(355,222)
Revised face value on October 16, 2008	$450,000

Less: Relative fair value[1] of:
Warrants	(491)
Beneficial Conversion Feature	(84,091)
Carrying amount of Series E note on October 16, 2008	365,418

Conversions to shares thru to December 31, 2008	(20,000)
Amortization of Discounts to December 31, 2008	12,302
Carrying amount of Series E note on December 31, 2008	$357,720

Conversion to shares thru December 31, 2009	(120,000)
Amortization of Discounts to December 31, 2009	67,157
Carrying amount of Series E note on December 31, 2009	$304,877

Conversion to shares thru December 31, 2010	(310,000)
Amortization of Discounts to December 31, 2010	5,123
Carrying amount of Series E note on December 31, 2010	-

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 3; Estimated volatility: 90.6%; Risk-free interest rate: 2%; Dividend yield of 0%.

Note 8 – COMMON STOCK AND PREFERRED STOCK

In 2010, 53,535,353 common shares were issued for conversion of Series E convertible notes.

In 2010, 322,728 total of the company’s preferred shares were converted into 322,728,000 common shares.

In 2010, 2,000,000 common stock shares were issued as a royalty payment of $20,000 for rent on behalf of the Company’s subsidiary, Nevada Rae Gold.

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

Summary information regarding options is as follows:

	Options
2010	Shares	Weighted Average Exercise Price
Granted	0	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding at December 31	750,000	0.30
Exercisable	750,000	0.30

Weighted average fair value of options granted during year		N/A
Weighted average fair value of shares issued under the 2007 Plan		$0.017

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

The following table summarizes warrant activity of the Company:

	2010	2009
Warrants outstanding at beginning of year	6,450,000	12,050,000
Granted in the year	0	0
Exercised in the year	0	0
Expired in the year	450,000	5,600,000
Outstanding and exercisable at December 31	6,000,000	6,450,000
Weighted Average Exercise Price	$0.18	$0.18

NOTE 11 - OPERATING LEASES

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2010:

Year ended	Total
December 31, 2011	20,000
December 31, 2012	20,000
December 31, 2013	20,000
December 31,2014	20,000
Thereafter	20,000
Total	$100,000

NOTE 12 – MAJOR CUSTOMERS

In 2010 gold sales were made to one vendor. In 2009 there were no gold sales. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

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

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010, the Company had an accumulated deficit of ($25,802,906) negative working capital of ($1,691,650) and negative cash flows from operations of ($395,827) raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2010, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 15 – SUBSEQUENT EVENTS

On February 10, 2011, the Company’s subsidiary, Pilot Mountain Resources Inc (“PMR”), entered into an Option and Asset Sale Agreement ("Agreement") with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals has secured an option on the Project W Tungsten claims owned by PMR. Details of the agreement were disclosed in the 8-K filed February 10, 2011.

On April 1, 2011 the Company issued promissory notes to investors for $587,540.

On June 3, 2011 the Company sold some redundant equipment for total proceeds of $14,500.

Subsequent to year end, the Company issued 2,000,000 common stock shares, and made payments of $40,000 as part of the settlement agreement with Komatsu Equipment.

Subsequent to year end, the Company made payments of $140,209 as part of the settlement agreement with Perry Crane.

On June 2, 2011 the Company’s subsidiary, Nevada Rae Gold (“NRG”) entered into a lease agreement to lease a 75% interest in 45 mining claims in Lander County, Nevada. NRG has 45 days to perform due diligence on the claims and then must pay an annual advance royalty of $15,000. The advance royalty is credited to and recoverable from the production rental amounts. The royalty on production of gold is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.

The company evaluated subsequent events through July 08, 2011, the date the financial statements were issued.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

The Board of Directors has undertaken to effect the short-term and long-term improvement of our internal control over financial reporting. The Company’s initial focus is to become current in its SEC filings, and the board has engaged the services of a new independent registered public accounting firm which will be reviewing our financial statements that are included in the 2010 annual and first quarter 2011 delinquent filings. Additionally, the Board of Directors will consider and work with management to devise a remediation program for the currently identified deficiencies within our internal controls over financial reporting and our disclosure controls and procedures.

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

NAME	AGE	POSITIONS

Robert Landau	39	Chief Executive Officer, Chief Financial Officer, President and Chairman
Mitchell Geisler	40	Chief Operating Officer, Treasurer and Secretary

Mr. Robert Landau has been the Chief Executive Officer of the Company since April 2005. Mr. Landau's experience includes the founding and financing of development stage businesses. Previously, he was an Actuarial Consultant with a large multi-national consulting firm. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto in Toronto, Ontario, Canada

Mr. Mitchell Geisler was the President and Chairman of the Board from January 2001 to April 2005 when he became the Chief Operating Officer upon the appointment of Mr. Landau as Chief Executive Officer. Mr. Geisler has been the Treasurer and Secretary of the company since October 2002. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. From 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. Mr. Geisler is a graduate of Toronto’s York University in Toronto, and also studied at the University of Tel Aviv. Since January 2010, Mr. Geisler has been a Director and Chief Executive Officer of Diagnostic Imaging International Corp. (OTC “DIIG”).

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2010, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2010, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2010 were complied with by late filings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2010, 2009, and 2008.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
		(1)	BONUS	(2)	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Rob Landau	2010	$0	$0	$0	$0	$0
CEO, President & Director	2009	$0	$0	$330,000	$0	$330,000
	2008	$562	$0	$0	$0	$562

Mitchell Geisler	2010	$0	$0	$0	$0	$0
COO & Director	2009	$0	$0	$280,000	$0	$280,000
	2008	$562	$0	$0	$0	$562

______________

 (1)  Amounts noted are actual amounts paid in the year.

Annual compensation, per employment agreements, is as follows:

	2010	2009	2008
Robert Landau	$96,000	$138,000	$180,000
Mitchell Geisler	$96,000	$85,000	$150,000

(2) Amounts noted are total share amounts issued in 2010, 2009 and 2008, including salary and bonus paid in shares.

Annual bonus compensation paid in shares was as follows:

	2010	2009	2008
Robert Landau	$0	$0	$0
Mitchell Geisler	$0	$0	$0

Grants of Plan Based Awards
Name	Grant Date	Number of Securities Underlying Options Granted	Exercise of Base Price ($/sh)
Robert Landau, CEO	6/30/2007	75,000	$0.30
Mitch Geisler, COO	6/30/2007	62,500	$0.30

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 6, 2011, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010 Pacific Gold owes $1,881,846 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was originally due on December 31, 2009, then extended to January 02, 2011 and subsequently extended to January 02, 2013. Interest expense on the loan for the years ended December 31, 2010 and 2009 was $188,185 and $139,500, respectively. Including interest the balance on the loan at December 31, 2010 was $2,070,031.

Pacific Gold owes its executive $134,279 and $140,209 in short term notes payable reflected in the accrued expenses for the years ended December 31, 2010, and 2009, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $274,720 to related parties in short term notes payable. These short term notes are interest free and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $22,500 for the fiscal year ended December 31, 2009 to Silberstein Ungar, PLLC.

The Company paid audit and financial statement review fees totaling $2,500 for the fiscal year ended December 31, 2010 to Silberstein Ungar, PLLC.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	July 12, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	July 12, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	July 12, 2011
Mitchell Geisler