Form 10-Q
period 2011-03-31
PACIFIC GOLD CORP
filed 2011-07-19
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

As of July 13, 2011, the Company had outstanding 745,732,651 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$121,025	$29,432
Accounts Receivable	967	-
Inventory	26,197	26,197
Total Current Assets	148,189	55,629
Mineral Rights, Plant and Equipment
Mineral rights, net	412,845	409,845
Plant and Equipment, net	583,853	611,636
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,100,368	1,125,151
Other Assets:
Deposits	14,051	10,051
Reclamation Bond	196,780	196,780
Total Other Assets	210,831	206,831
TOTAL ASSETS	$1,459,388	$1,387,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$609,364	$861,571
Accrued Expenses	622,807	610,988
Notes Payable - Related Parties	242,890	274,720
Total Current Liabilities	1,475,061	1,747,279
Long Term Liabilities:
Accrued Interest - Shareholder	51,750	188,185
Notes Payable – Shareholder	2,070,031	1,881,846
Promissory Notes	541,540	90,000
Total Liabilities	4,138,382	3,907,310
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at March 31, 2011, and December 31, 2010	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 745,732,651, and 743,732,651 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	745,732	743,732
Additional Paid-in Capital	22,597,475	22,539,475
Accumulated Deficit	(26,022,201)	(25,802,906)
Total Stockholders' Deficit	(2,678,994)	(2,519,699)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,459,388	$1,387,611

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Quarter Ended
	March 31,	March 31,
	2011	2010
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs	-	-
Depreciation	39,905	70,235
Gross Margin	(39,905)	(70,235)

Operating Expenses:
General and Administrative	176,816	140,562
Total Operating Expenses	176,816	140,562

Net Loss from Operations	(216,721)	(210,797)

Other Income/(Expenses)
Gain on Extinguishment of Debt	13,882	-
Foreign Exchange Gain / (Loss)	(13,849)	-
Interest Expense	(53,574)	(55,025)
Other Income	50,967	-
Total Other Income /(Expenses)	(2,574)	(55,025)
Net Income/(Loss)	(219,295)	(265,822)

Basic and Diluted Earnings/(Loss) per Share	$(0.0003)	$(0.0010)
Weighted Average Shares Outstanding:
Basic and Diluted	745,177,093	466,803,646

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(219,295)	$(265,822)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion	39,905	70,235
Non-cash Portion of Interest Paid on Convertible Debt	-	3,914
Changes in:
Accounts Receivable	(967)	-
Accounts Payable	(192,208)	21,267
Accrued Expenses	11,819	11,107
Accrued Interest	51,750	47,046
NET CASH USED IN OPERATING ACTIVITIES	(308,996)	(112,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(15,121)	(3,000)
Net Decrease / (Increase) in Deposits	(4,000)	8,886
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	(19,121)	5,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	-	98,267
Payments on Related Party Debt	(31,830)	-
Proceeds from Promissory notes	451,540	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	419,710	98,267

NET CHANGE IN CASH	$91,593	$(8,100)

CASH AT BEGINNING OF PERIOD	29,432	8,585
CASH AT END OF PERIOD	$121,025	$485

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Stock Issued for Settlement Payment	$60,000	$-
Accrued Interest added to Related Party Note Principal	$188,185	$-
Conversion of Notes Payable	$-	$30,000

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

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S dollars, the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-K. The Company’s fiscal year-end is December 31. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2010 as reported in the Form 10-K have been omitted.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to March 31, 2011 financial statements presentation.

Significant Accounting Principles

Use of Estimates and Assumptions

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of March 31, 2011.

Revenue Recognition.

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the three months ended March 31, 2011.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of March 31, 2011, there were no accounts receivable.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of March 31, 2011 of $26,197 consisting of metals inventory and stockpile ore.

The major classes of inventories as of March 31, 2011, and December 31, 2010 were:

Finished Goods	$0
Stockpile Ore	26,197
Total	$26,197

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

We did not conduct any mining in the three months ended March 31, 2011 and thus we did not amortize any of our mineral rights.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended March 31, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2011 the Company had 6,500,000 potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred.  For the quarter ended March 31, 2011 the Company incurred $1,246 in advertising costs.

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

Recently issued accounting pronouncements

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On March 31, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 – PLANT AND EQUIPMENT

During the three months ended March 31, 2011 the Company reviewed its equipment requirements and modified its plant.  The Company purchased processing equipment for a total cost of $12,122.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at March 31, 2011 and December 31, 2010 consisted of the following:

PLANT AND EQUIPMENT	March 31, 2011	December 31, 2010
Building	$795,355	$795,355
Accumulated Depreciation	(444,711)	(423,844)
Equipment	959,397	947,275
Accumulated Depreciation	(726,188)	(707,150)
	$583,853	$611,636

For the three month ended March 31, 2011 and March 31, 2010 depreciation expense was $39,905 and $70,235, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at March 31, 2011 and December 31, 2010 consisted of the following:

MINERAL RIGHTS	March 31, 2011	December 31, 2010
Nevada Rae Gold – Morris Land	$165,158	$165,158
Accumulated Depletion	(120)	(120)
Fernley Gold – Lower Olinghouse	109,145	106,145
Pilot Mountain Resources – Project W	108,767	108,767
Pacific Metals – Graysill Claims	29,895	29,895
	$412,845	$409,845

As of March 31, 2011 and December 31, 2010 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of March 31, 2011 Pacific Gold owes $2,070,031 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 02, 2013 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the quarter ended March 31, 2011 and March 31, 2010 was $51,750 and $47,047, respectively. Including interest the balance on the loan at March 31, 2011 was $2,121,781.

Pacific Gold owes its executives $138,380 and $136,636 in short term notes payable reflected in the accrued expenses for the periods ended March 31, 2011, and December 31, 2010, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $242,831 to related parties in short term notes payable. These short term notes are interest free and due on demand.

NOTE 6 – PROMISSORY NOTES

During the three months ended March 31, 2011, the Company received total proceeds of $451,540 from four individuals. The notes agreements are dated April 1, 2011 and accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest are due on December 31, 2013.

As of March 31, 2011 Pacific Gold owes $541,540 in promissory notes.

A summary of the notes is as follows:

Balance at January 01, 2010	$25,000
Proceeds Received	65,000
Interest Accrued	-
Payments	-
Balance at December 31, 2010	$90,000

Proceeds Received	451,540
Interest Accrued	-
Payments	-
Balance at March 31, 2011	$541,540

Note 7 – COMMON STOCK AND PREFERRED STOCK

For the three months ended March 31, 2011, 2,000,000 common shares were issued as part of the settlement payment disclosed in Note 9 (Legal Proceedings).

In 2010, 53,535,353 common shares were issued for conversion of Series E convertible notes.

In 2010, 322,727 total of the company’s preferred shares were converted into 322,727,000 common shares.

In 2010, 2,000,000 common stock shares were issued as a royalty payment of $20,000 for rent on behalf of the Company’s subsidiary, Nevada Rae Gold.

NOTE 8 - OPERATING LEASES

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2011:

Year ended	Total
December 31, 2011	$20,000
December 31, 2012	20,000
December 31, 2013	20,000
December 31, 2014	20,000
Thereafter	20,000
Total	$100,000

NOTE 9 – LEGAL PROCEEDINGS

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007, for the amount of $149,087.  The Company has settled this claim with Perry Crane by a payment of $140,209 paid on March 10, 2011.

On April 30, 2008 Komatsu Equipment (“Komatsu”) filed an action against the Company in connection with repair work done on the Company’s trucks.  All invoices submitted to the Company have been accrued in its trade payables on the financial statements. The Company has settled this claim with Komatsu and has agreed to make a series of payments to Komatsu in 2011.

For the three months ended March 31, 2011, the Company made a payment of $20,000, and issued 2,000,000 valued at $60,000 based upon the closing price of our common stock at the grant date as part of the series of payments in 2011.

The Company filed an action against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, on April 15, 2011, in the County of Washoe, Case Number CV11-01181. On April 26, 2011, Platoro filed an action against Pilot Mountain, entitled Verified Complaint for Damages and to Quiet Title and Expunge Cloud Upon Title in the District Court, Mineral County, Case Number 9438. The Company believes that the action of Platoro in the District Court should be consolidated with the Company’s action to quiet title because the issues are basically the same. In June 2011 the parties agreed for Platoro to withdraw its complaint in Mineral County and file a counter claim in Washoe county.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 10 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, the Company had an accumulated deficit of ($26,022,201) negative working capital of ($1,326,873) and negative cash flows from operations of ($308,996) raising substantial doubt about its ability to continue as a going concern.  During the quarter ended March 31, 2011, the Company financed its operations through the sale of securities and issuance of debt.

NOTE 11 – SUBSEQUENT EVENTS

On April 11th, 2011 the Company made a payment of $20,000 as part of the settlement agreement with Komatsu Equipment.

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

The company evaluated subsequent events through July 13, 2011, the date the financial statements were issued.

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

In the first quarter of 2011 the Company continued work on preparing the Black Rock Canyon Mine for production.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended March 31, 2011.

Operating expenses for the quarter ended March 31, 2011, totaled $176,816.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $31,700 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $19,197 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $1,263.  Interest expense totaled $53,574 for the quarter. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to March 31, 2011, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder. At March 31, 2011, we had unsecured loans from a shareholder in an aggregate amount of $2,121,781 including accrued interest. The note bears interest at the rate of 10% .The note is due on January 02, 2013.

As of March 31, 2011, our assets totaled $1,459,388, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,138,382 which primarily consisted of note payable to a shareholder of $2,070,031, accounts payable and accrued expenses of $1,232,171, notes payable to related parties of $242,890, and promissory notes of $541,540. We had an accumulated deficit of $26,022,201 and a working capital deficit of $1,326,873 at March 31, 2011.

For the three months ended March 31, 2011, the Company has made payments for a total of $31,830 on the related party notes payable. The notes are due on demand and are interest free.

For the three months ended March 31, 2011, the Company issued additional $451,540 in promissory notes to non – related parties. The promissory notes are due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% per annum.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

The Board of Directors and our audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. The Company’s initial focus is to become current in its SEC filings, and the board has engaged the services of a new independent registered public accounting firm which has reviewed our financial statements that were included in the 2010, and 2011 delinquent filings. Additionally, the Board of Directors will consider and work with management to devise a remediation program for the currently identified deficiencies within our internal controls over financial reporting and our disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Perry Crane initiated a Statement of Claim against the Company on August 7, 2007, for the amount of $149,087.  The Company has settled this claim with Perry Crane by a payment of $140,209 paid on March 10, 2011.

On April 30, 2008 Komatsu Equipment (“Komatsu”) filed an action against the Company in connection with repair work done on the Company’s trucks.  All invoices submitted to the Company have been accrued in its trade payables on the financial statements. The Company has settled this claim with Komatsu and has agreed to make a series of payments to Komatsu in 2011.

For the three months ended March 31, 2011, the Company made a payment of $20,000, and issued 2,000,000 valued at $60,000 based upon the closing price of our common stock at the grant date as part of the series of payments in 2011.

The Company filed an action against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, on April 15, 2011, in the County of Washoe, Case Number CV11-01181. On April 26, 2011, Platoro filed an action against Pilot Mountain, entitled Verified Complaint for Damages and to Quiet Title and Expunge Cloud Upon Title in the District Court, Mineral County, Case Number 9438. The Company believes that the action of Platoro in the District Court should be consolidated with the Company’s action to quiet title because the issues are basically the same. In June 2011 the parties agreed for Platoro to withdraw its complaint in Mineral County and file a counter claim in Washoe county.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 2,000,000 shares of common stock as part of a settlement agreement. The Shares were valued at $60,000 based upon the closing price of our common stock at the grant date.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	July 19, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	July 19, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	July 19, 2011
Mitchell Geisler