Form 10-Q
period 2011-06-30
PACIFIC GOLD CORP
filed 2011-08-15
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

As of August 15, 2011, the Company had outstanding 745,732,651 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$9,466	$29,432
Accounts Receivable	-	-
Inventory	26,197	26,197
Prepaid Expenses	2,798	-
Total Current Assets	38,461	55,629
Mineral Rights, Plant and Equipment
Mineral rights, net	425,845	409,845
Plant and Equipment, net	552,853	611,636
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,082,368	1,125,151
Other Assets:
Deposits	11,625	10,051
Reclamation Bond	196,780	196,780
Total Other Assets	208,405	206,831
TOTAL ASSETS	$1,329,234	$1,387,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$643,757	$861,571
Accrued Expenses	667,551	610,988
Notes Payable - Related Parties	322,088	274,720
Total Current Liabilities	1,633,396	1,747,279
Long Term Liabilities:
Accrued Interest - Shareholder	103,500	188,185
Notes Payable - Shareholder	2,070,031	1,881,846
Accrued Interest - Promissory Notes	16,314	-
Promissory Notes	677,540	90,000
Total Liabilities	4,500,781	3,907,310
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at December 31, 2010, and June 30, 2011	-	-
Common Stock - $0.001 par value; 500,000,000 shares authorized, 745,732,651, and 743,732,651 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	745,732	743,732
Additional Paid-in Capital	22,597,475	22,539,475
Accumulated Deficit	(26,514,754)	(25,802,906)
Total Stockholders' Deficit	(3,171,547)	(2,519,699)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,329,234	$1,387,611

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue:
Total Revenue	$-	$-	$-	$-
Production Costs
Production Costs	-	-	-	-
Depreciation	39,043	67,297	78,948	137,532
Gross Margin	(39,043)	(67,297)	(78,948)	(137,532)

Operating Expenses:
General and Administrative	398,483	99,886	575,299	240,448
(Gain) / Loss on Sale of Assets	(14,500)	1,740	(14,500)	1,740
Total Operating Expenses	383,983	101,626	560,799	242,188

Net Loss from Operations	(423,026)	(168,923)	(639,747)	(379,720)

Other Income/(Expenses)
Gain on Extinguishment of Debt	-	-	13,882	-
Foreign Exchange Gain / (Loss)	(991)	-	(14,840)	-
Interest Expense	(68,637)	(52,363)	(122,211)	(107,388)
Other Income	102	-	51,069	-
Total Other Income /(Expenses)	(69,526)	(52,363)	(72,100)	(107,388)
Net Income/(Loss)	$(492,552)	$(221,286)	$(711,847)	$(487,108)

Basic and Diluted Earnings/(Loss) per Share	$(0.0007)	$(0.0003)	$(0.0010)	$(0.0008)
Weighted Average Shares Outstanding:
Basic and Diluted	745,732,651	691,524,041	745,456,406	578,609,303

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(711,847)	$(487,108)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion	78,948	137,532
Non-cash Portion of Interest Paid on Convertible Debt	-	4,978
(Gain) / Loss on Sales of Equipment	(14,500)	1,740
Changes in:
Prepaid Expenses	(2,798)	-
Accounts Payable	(157,814)	52,744
Accrued Expenses	56,562	63,651
Accrued Interest	119,814	94,092
NET CASH USED IN OPERATING ACTIVITIES	(631,635)	(132,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(36,165)	(16,000)
Net Decrease / (Increase) in Deposits	(1,574)	8,886
Proceeds from Sale of Equipment	14,500	17,000
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	(23,239)	9,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	47,368	117,281
Proceeds from Promissory notes	587,540	-
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	634,908	117,281

NET CHANGE IN CASH	(19,966)	(5,204)

CASH AT BEGINNING OF PERIOD	29,432	8,585

CASH AT END OF PERIOD	$9,466	$3,381
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Stock Issued for Settlement Payment	$60,000	$-
Accrued Interest added to Related Party Note Principal	$188,185	$-
Conversion of Notes Payable	$-	$60,000

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

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to June 30, 2011 financial statements presentation.

Significant Accounting Principles

Use of Estimates and Assumptions

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of June 30, 2011.

Revenue Recognition.

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery. There were no sales in the quarter ended June 30, 2011.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of June 30, 2011, there were no accounts receivable.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of June 30, 2011 of $26,197 consisting of metals inventory and stockpile ore.

The major classes of inventories as of June 30, 2011, and December 31, 2010 were:

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

We did not conduct any mining in the quarter ended June 30, 2011 and thus we did not amortize any of our mineral rights.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended June 30, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June, 2011 the Company had 6,250,000 potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred.  For the quarter ended June 30, 2011 the Company incurred $4,438 in advertising costs.

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

Stock based compensation.

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the quarter ended June 30, 2011.  SFAS No. 123(R) is now found as ASC Topic 718.

Recently issued accounting pronouncements

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On June 30, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 – PLANT AND EQUIPMENT

During the six months ended June 30, 2011 the Company reviewed its equipment requirements and modified its plant.  The Company purchased processing equipment for a total cost of $20,165, and disposed of redundant equipment for total proceeds of $14,500.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at June 30, 2011 and December 31, 2010 consisted of the following:

PLANT AND EQUIPMENT	June 30, 2011	December 31, 2010
Building	$795,355	$795,355
Accumulated Depreciation	(465,578)	(423,844)
Equipment	875,170	947,275
Accumulated Depreciation	(652,094)	(707,150)
	$552,853	$611,636

For the quarter ended June 30, 2011 and June 30, 2010 depreciation expense was $39,043 and $67,297, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at June 30, 2011 and December 31, 2010 consisted of the following:

MINERAL RIGHTS	June 30, 2011	December 31, 2010
Nevada Rae Gold – Morris Land	$165,158	$165,158
Accumulated Depletion	(120)	(120)
Fernley Gold – Lower Olinghouse	112,145	106,145
Pilot Mountain Resources – Project W	118,767	108,767
Pacific Metals – Graysill Claims	29,895	29,895
	$425,845	$409,845

As of June 30, 2011 and December 31, 2010 the amount allocated to undeveloped mineral rights was $10,000.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of June 30, 2011 Pacific Gold owes $2,070,031 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2013 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the quarters ended June 30, 2011 and June 30, 2010 was $51,750 and $47,047, respectively. Including interest the balance on the loan at June 30, 2011 was $2,173,531.

Pacific Gold owes its executives $127,440 and $136,636 in short term notes payable reflected in the accrued expenses for the periods ended June 30, 2011, and December 31, 2010, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $322,088 to related parties in short term notes payable. These short term notes are interest free and due on demand.

NOTE 6 – PROMISSORY NOTES

During the six months ended June 30, 2011, the Company received total proceeds of $587,540 from five individuals. The notes agreements are dated April 1, 2011 and accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest are due on December 31, 2013.

As of June 30, 2011 Pacific Gold owes $693,854 in promissory notes and accrued interest.

A summary of the notes is as follows:

Balance at January 01, 2010	$25,000
Proceeds Received	65,000
Interest Accrued	-
Payments	-
Balance at December 31, 2010	$90,000

Proceeds Received	587,540
Interest Accrued	16,314
Payments	-
Balance at June 30, 2011	$693,854

Note 7 – COMMON STOCK AND PREFERRED STOCK

For the six months ended June 30, 2011, 2,000,000 common shares were issued as part of the settlement payment disclosed in Note 9 (Legal Proceedings).

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2011:

Year ended	Total
December 31, 2011	$35,000
December 31, 2012	35,000
December 31, 2013	35,000
December 31, 2014	35,000
Thereafter	35,000
Total	$175,000

NOTE 9 – LEGAL PROCEEDINGS

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

NOTE 10 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, the Company had an accumulated deficit of ($26,514,754) negative working capital of ($1,594,936) and negative cash flows from operations of ($631,635) raising substantial doubt about its ability to continue as a going concern.  During the quarter ended June 30, 2011, the Company financed its operations through issuance of debt.

NOTE 11 – SUBSEQUENT EVENTS

On August 10, 2011 the Company issued a promissory note to a private investor for $219,000. The note accrues interest at a rate of 10% per annum. The note is convertible at $0.07 per share, and due on December 31, 2013.

On August 2, 2011 the Company’s subsidiary NRG completed its due diligence on the B&B claims lease that it entered into on June 2, 2011 and closed the transaction.

Subsequent to quarter end, The Company’s CEO has loaned $140,800 to the Company in non-interest bearing short term loans.

The company evaluated subsequent events through the filing date of August 15, 2011.

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

In the second quarter of 2011 the Company continued work on preparing the Black Rock Canyon Mine for production.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended June 30, 2011.

Operating expenses for the quarter ended June 30, 2011, totaled $383,983.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $38,500 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $48,483 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $37,463.  Interest expense totaled $68,637 for the quarter. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to June 30, 2011, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder. At June 30, 2011, we had unsecured loans from a shareholder in an aggregate amount of $2,173,531 including accrued interest. The note bears interest at the rate of 10% .The note is due on January 02, 2013.

As of June 30, 2011, our assets totaled $1,329,234, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,500,781 which primarily consisted of note payable to a shareholder of $2,070,031, accounts payable and accrued expenses of $1,311,308, notes payable to related parties of $322,088, and promissory notes of $677,540. We had an accumulated deficit of $26,514,754 and a working capital deficit of $1,594,936 at June 30, 2011.

For the six months ended June 30, 2011, the Company has received additional net proceeds of $47,368 from related party notes payable. The notes are due on demand and are interest free.

For the six months ended June 30, 2011, the Company issued additional $587,540 in promissory notes to non – related parties. The promissory notes are due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% per annum. Interest accrued on the notes for the six months ended June 30, 2011 was $16,314.

On August 10, 2011 the Company issued a promissory note to a private investor for $219,000. The note accrues interest at a rate of 10% per annum. The note is convertible at $0.07 per share, and due on December 31, 2013.

Subsequent to quarter end, The Company’s CEO has loaned $140,800 to the Company in non-interest bearing short term loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were effective as of June 30, 2011.  Since the end of the last quarter, our disclosure controls and procedures have been changed such that they now ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

The Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. Notwithstanding this commitment, given the limited operations and consequently the limited revenues and capital resources, the Board of Directors and management are not now able to engage additional personnel to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions.  Therefore, there is not specific timing for the remediation procedures.  Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

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

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011, the Company issued 2,000,000 shares of common stock as part of a settlement agreement. The Shares were valued at $60,000 based upon the closing price of our common stock at the grant date.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	August 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	August 15, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	August 15, 2011
Mitchell Geisler