Form 10-Q
period 2011-09-30
PACIFIC GOLD CORP
filed 2011-11-17
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

As of November 15, 2011, the Company had outstanding 759,783,231 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$181,905	$29,432
Accounts Receivable	22,020	-
Inventory	55,599	26,197
Prepaid Expenses	11,479	-
Total Current Assets	271,003	55,629
Mineral Rights, Plant and Equipment
Mineral rights, net	545,605	409,845
Plant and Equipment, net	514,490	611,636
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,163,765	1,125,151
Other Assets:
Deposits	12,466	10,051
Reclamation Bond	196,780	196,780
Total Other Assets	209,246	206,831
TOTAL ASSETS	$1,644,014	$1,387,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$559,955	$861,571
Accrued Expenses	677,410	610,988
Notes Payable – Related Parties	434,393	274,720
Total Current Liabilities	1,671,758	1,747,279
Long Term Liabilities:
Accrued Interest	155,250	188,185
Note Payable	2,070,031	1,881,846
Accrued Interest – Promissory Notes	35,700	-
Promissory Notes	897,440	90,000
Total Liabilities	4,830,179	3,907,310
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at December 31, 2010, and September 30, 2011	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 745,732,651, and 743,732,651 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	745,732	743,732
Additional Paid-in Capital	22,597,475	22,539,475
Accumulated Deficit	(26,529,372)	(25,802,906)
Total Stockholders’ Deficit	(3,186,165)	(2,519,699)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,644,014	$1,387,611

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue:
Total Revenue	$71,019	$-	$71,019	$-
Production Costs
Production Costs	78,687	-	78,687	-
Depreciation	37,374	48,985	116,322	186,518
Gross Margin	(45,042)	(48,985)	(123,990)	(186,518)

Operating Expenses:
General and Administrative	324,170	122,653	899,469	363,102
Asset Write Down	989	-	989	-
Inventory Write Down	18,840	-	18,840	-
(Gain) / Loss on Sale of Assets	-	(54,709)	(14,500)	(52,968)
Total Operating Expenses	343,999	67,944	904,798	310,134

Net Loss from Operations	(389,041)	(116,929)	(1,028,788)	(496,651)

Other Income/(Expenses)
Gain on Extinguishment of Debt	3,012	-	16,894	-
Foreign Exchange Gain / (Loss)	(2,723)	54	(17,563)	54
Interest Expense	(76,915)	(47,558)	(199,126)	(154,946)
Other Income	450,938	-	502,007	-
Interest Income	109	-	109	-
Total Other Income /(Expenses)	374,421	(47,504)	302,321	(154,892)
Net Income/(Loss)	$(14,620)	$(164,433)	$(726,467)	$(651,543)

Basic and Diluted Earnings/(Loss) per Share	$(0.0001)	$(0.0002)	$(0.0010)	$(0.0011)
Weighted Average Shares Outstanding:
Basic and Diluted	745,732,651	700,472,219	745,549,501	620,457,894

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(726,467)	$(651,543)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion	116,322	186,518
Non-cash Portion of Interest Paid on Convertible Debt	-	5,123
(Gain) / Loss on Sales of Equipment	(14,500)	(52,968)
Asset Write Down	989	-
Changes in:
Inventory	(29,402)	-
Accounts Receivable	(22,020)	-
Prepaid Expenses	(11,479)	-
Accounts Payable	(241,615)	63,905
Accrued Expenses	66,422	95,248
Accrued Interest	190,950	141,138
NET CASH USED IN OPERATING ACTIVITIES	(670,800)	(212,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(155,925)	(42,800)
Net Decrease / (Increase) in Deposits	(2,415)	11,492
Proceeds from Sale of Equipment	14,500	127,000
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	(143,840)	95,692

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	159,673	129,209
Proceeds from Promissory notes	807,440	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	967,113	129,209

NET CHANGE IN CASH	152,473	12,322
CASH AT BEGINNING OF PERIOD	29,432	8,585
CASH AT END OF PERIOD	$181,905	$20,907

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Stock Issued for Settlement Payment	$60,000	$-
Accrued Interest added to Related Party Note Principal	$188,185	$-
Conversion of Preferred Shares to Common stock	$-	$-
Conversion of Notes Payable	$-	$200,000

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold mineralization. Pacific Gold through its subsidiaries currently owns mining claims, property and leases in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and the rules of the Securities and Exchange Commission (“SEC”), are expressed in U.S dollars, and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-K. The Company’s fiscal year-end is December 31. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2010 as reported in the Form 10-K have been omitted.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to September 30, 2011 financial statements presentation.

Significant Accounting Principles

Use of Estimates and Assumptions

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of September 30, 2011.

Revenue Recognition.

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt.

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of September 30, 2011 of $55,599 consisting of metals inventory and stockpile ore.

The major classes of inventories as of September 30, 2011 were:

Finished Goods	$0
Stockpile Ore	55,599
Total	$55,599

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended September 30, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2011 the Company had 6,000,000 potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred.  For the quarter ended September 30, 2011 the Company incurred $6,668 in advertising costs.

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

Stock based compensation.

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the year ended December 31, 2007 of $35,000.  There were no stock options granted during the quarter ended September 30, 2011.  SFAS No. 123(R) is now found as ASC Topic 718.

Recently issued accounting pronouncements

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3 – PLANT AND EQUIPMENT

During the nine months ended September 30, 2011 the Company reviewed its equipment requirements and modified its plant.  The Company purchased processing equipment for a total cost of $20,165, and disposed of redundant equipment for total proceeds of $14,500.

On September 30, 2011 the Company sold all of its plant and equipment at the Black Rock Canyon Mine to its subsidiary, Nevada Rae Gold, Inc, the sale of assets was recorded at net book value, no gains or losses were incurred as a result of the sale. The intercompany transaction was eliminated on consolidation.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at September 30, 2011 and December 31, 2010 consisted of the following:

PLANT AND EQUIPMENT	September 30, 2011	December 31, 2010
Building	$795,355	$795,355
Accumulated Depreciation	(486,445)	(423,844)
Equipment	869,775	947,275
Accumulated Depreciation	(664,195)	(707,150)
	$514,490	$611,636

For the quarter ended September 30, 2011 and September 30, 2010 depreciation expense was $37,374 and $49,985, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at September 30, 2011 and December 31, 2010 consisted of the following:

MINERAL RIGHTS	September 30, 2011	December 31, 2010
Nevada Rae Gold – Morris Land	$199,997	$165,158
Accumulated Depletion	(120)	(120)
Fernley Gold – Lower Olinghouse	119,906	106,145
Pilot Mountain Resources – Project W	192,567	108,767
Pacific Metals – Graysill Claims	33,255	29,895
	$545,605	$409,845

As of September 30, 2011 and December 31, 2010 the amount allocated to undeveloped mineral rights was $10,000.

On February 10, 2011, Pilot Mountain Resources Inc. (A wholly owned subsidiary of Pacific gold Corp.) entered into an Option and Asset Sale Agreement ("Agreement") with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals has secured an option on the Project W Tungsten claims.

The basic monetary terms of the Agreement called for Pilot Metals to pay PMR $50,000 for a 100 day due diligence period on the mining claims. The option payment was received on signing the agreement and recorded as income. Within the initial 100 day option period, Pilot Metals had the right to exercise an additional 24 month option on the claims by paying a further $450,000. During the 24 month option period, Pilot Metals may conduct physical due diligence work including sampling, drilling or any other work on the claims it deems necessary. The right for an additional 24 months option period was exercised and a payment of $450,000 was received on September 9, 2011 and recorded as income.

At any point prior to the conclusion of the 24 month option period, Pilot Metals may exercise an option and election to either purchase 100% of the claims, for $1,500,000, paid as three annual installments of $500,000 each, and an additional $1,000,000 payment on the commencement of commercial mining operations, or Pilot Metals may elect to enter into a joint venture with Pilot Mountain Resources for the mining claims by paying a further $1,000,000 to PMR paid as two annual $500,000 installments, with each company owning 50% of the joint venture.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of September 30, 2011 Pacific Gold owes $2,070,031 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2013 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the quarters ended September 30, 2011 and September 30, 2010 was $51,750 and $47,047, respectively. Including interest the balance on the loan at September 30, 2011 was $2,225,281.

Pacific Gold owes its executives $124,380 and $136,636 in short term notes payable reflected in the accrued expenses for the periods ended September 30, 2011, and December 31, 2010, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $434,393 to related parties in short term notes payable for the period ended September 30, 2011. These short term notes are interest free and due on demand.

NOTE 6 – PROMISSORY NOTES

During the nine months ended September 30, 2011, the Company received total proceeds of $807,440 from five individuals. The notes agreements are dated April 1, 2011 and accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest are due on December 31, 2013.

As of September 30, 2011 Pacific Gold owes $933,140 in promissory notes and accrued interest.

A summary of the notes is as follows:

Balance at January 01, 2010	$25,000
Proceeds Received	65,000
Interest Accrued	-
Payments	-
Balance at December 31, 2010	$90,000

Proceeds Received	807,440
Interest Accrued	35,700
Payments	-
Balance at September 30, 2011	$933,140

Note 7 – COMMON STOCK AND PREFERRED STOCK

For the nine months ended September 30, 2011, 2,000,000 common shares were issued as part of the settlement payment disclosed in Note 9 (Legal Proceedings).

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

On June 2, 2011 the Company’s subsidiary, Nevada Rae Gold (“NRG”) entered into a lease agreement to lease a 75% interest in 45 mining claims in Lander County, Nevada. NRG had 45 days to perform due diligence on the claims and then pay an annual advance royalty of $15,000. The advance royalty is credited to and recoverable from the production rental amounts. The royalty on production of gold is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years with a renewal option for another 10 years.  On August 2, 2011 the Company’s subsidiary NRG completed its due diligence on the B&B claims lease that it entered into on June 2, 2011 and closed the transaction. On August 22, 2011 NRG leased the remaining 25% interest in the new additional claims bringing its total interest to 100%.

The lease calls for NRG to pay the claim owners a gross royalty of 4% on gold sales or $0.50 per yard of gravels mined, whichever is greater. NRG will be required to make annual minimum advance royalty payments of $20,000. The term of the lease is for 10 years with an option for NRG to extend the term for a further 10 years.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2011:

Year ended	Total
December 31, 2011	$40,000
December 31, 2012	40,000
December 31, 2013	40,000
December 31, 2014	40,000
Thereafter	40,000
Total	$200,000

NOTE 9 – LEGAL PROCEEDINGS

During the third quarter of 2011, the Company settled all of its claims against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, The settlement calls for the Company to pay to Platoro a 15% royalty on any monies it receives as a part of its option and sale agreement on the mining claims owned by its subsidiary Pilot Mountain Resources, Inc.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 10 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2011, the Company had an accumulated deficit of ($26,529,372) negative working capital of ($1,400,755) and negative cash flows from operations of ($670,800) raising substantial doubt about its ability to continue as a going concern.  During the quarter ended September 30, 2011, the Company financed its operations through issuance of debt.

NOTE 11 – SUBSEQUENT EVENTS

On October 25, 2011, the company issued 13,050,580 shares of common stock on conversion of the promissory notes previously issued April 1, 2011 in exchange for retiring $659,529 worth of principal notes.

On October 26, 2011, the company issued 1,000,000 shares of common stock as a royalty payment of $20,000 for rent on behalf of its subsidiary, Nevada Rae Gold.

The company evaluated subsequent events through the filing date of November 15, 2011.

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

In the third quarter of 2011, the Company completed its work for recommencement of production at the Black Rock Canyon Mine. In August the Company agreed to take delivery, on a rental basis, of heavy equipment to commence mining; however operations were delayed due to the late arrival of many machines from the supplier which did not arrive until mid-September. In late August the Company was informed by the Nevada Division of Environmental Protection (“NDEP”) that it would be required to change the liner under the two previously approved geotextile tubes. This additional environmental requirement resulted in extra work which took time to complete and no production at the site was allowed by the NDEP until the additional work was finished. In the Quarter an accident occurred with one rental truck which caused an additional several day delay in production and a main pump failed which required a repair. The Company was also required by the NDEP to meet some very strict requirements for its construction of an additional 8 geotextile tubes that are required to properly run the mine. As a result many days in September and October were spent on repairs and construction of the geotextile tube field, and this required most of the mine and plant labor to participate. The Company is expecting NDEP approval to allow commencement of the use of the new tubes in the third week of November.

As a result of the above, during the third quarter the Company mined approximately 11,000 cubic yards of new gravels beginning in mid-September to the end of the quarter. The Company screened approximately 12,000 cubic yards, from the stockpile and newly mined gravels, in approximately 150 operating hours, producing approximately 50 ounces of gold.

From October 1st through November 14th the Company has mined and screened 12,750 and 8,000 cubic yards, respectively. The Company currently has approximately a 12,000 cubic yard stockpile of gravel to be screened for gold.  The Company believes that it will be able to move operations to a more stable level during November.

Black Rock Canyon Mine operating costs for the third quarter were less than half of the expected rates even though the Company used labor for purposes other than mining during the geotube construction. Costs in the fourth quarter may increase, as compared to the third quarter, with increased production as additional, machinery, fuel and electricity are used with the increase in mining volume. The Company’s equipment supplier is working with the Company on a lease proposal that will reduce the equipment rental fees by as much as 50%.

Once the additional geotubes are approved the Company anticipates that production will increase to be more in line with the current Company targets.

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

Pilot Mountain Resources Inc.

In August 2005, Pacific Gold Corp. established a new subsidiary called Pilot Mountain Resources Inc. which then acquired Project W. Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area, and there are known mineral resources within the claim area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles south-east of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

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

On February 10, 2011, Pilot Mountain Resources Inc. entered into an Option and Asset Sale Agreement ("Agreement") with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals has secured an option on the Project W Tungsten claims.

The basic monetary terms of the Agreement call for Pilot Metals to pay PMR $50,000 for a 100 day due diligence period on the mining claims. Within the initial 100 day option period, Pilot Metals has the right to exercise an additional 24 month option on the claims by paying a further $450,000. During the 24 month option period, Pilot Metals may conduct physical due diligence work including sampling, drilling or any other work on the claims it deems necessary.

At any point prior to the conclusion of the 24 month option period, Pilot Metals may exercise an option and election to either purchase 100% of the claims, for $1,500,000, paid as three annual installments of $500,000 each, and an additional $1,000,000 payment on the commencement of commercial mining operations, or Pilot Metals may elect to enter into a joint venture with Pilot Mountain Resources for the mining claims by paying a further $1,000,000 to PMR paid as two annual $500,000 installments, with each company owning 50% of the joint venture.

On May 12, 2011, Pilot Mountain Resources Inc. agreed with Pilot Metals Inc., to extend by 100 days the diligence period.

On September 9, 2011 Pilot Mountain Resources, Inc., received official notice and payment of $450,000, from Pilot Metals that it was electing to exercise its 24 month option, to purchase or joint venture the Project W claims.

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

Financial Condition and Changes in Financial Condition

The Company had revenues from the sale of gold for quarter ended September 30, 2011 of $71,019 with a negative gross margin of $45,042.

Operating expenses for the quarter ended September 30, 2011, totaled $343,999.  The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $58,300 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $18,343 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $42,225.  Interest expense totaled $76,915 for the quarter. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to September 30, 2011, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder. At September 30, 2011, we had unsecured loans from a shareholder in an aggregate amount of $2,225,281 including accrued interest. The note bears interest at the rate of 10% .The note is due on January 02, 2013.

As of September 30, 2011, our assets totaled $1,644,014, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,830,179 which primarily consisted of note payable to a shareholder of $2,070,031, accounts payable and accrued expenses of $1,237,364, accrued interest of $190,950, notes payable to related parties of $434,393, and promissory notes of $897,440. We had an accumulated deficit of $26,529,372 and a working capital deficit of $1,400,755 at September 30, 2011.

For the nine months ended September 30, 2011, the Company has received additional net proceeds of $155,250 from related party notes payable. The notes are due on demand and are interest free.

For the nine months ended September 30, 2011, the Company issued additional $807,440 in promissory notes to non – related parties. The promissory notes are due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% per annum. Interest accrued on the notes for the nine months ended September 30, 2011 was $35,700. On October 25, 2011, the company issued 13,050,580 shares of common stock on conversion of the promissory notes, in exchange for retiring $659,529 worth of principal.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were effective as of September 30, 2011.  Since the end of the last quarter, our disclosure controls and procedures have been changed such that they now ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of 2011, the Company settled all of its claims against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada,  The settlement calls for the Company to pay to Platoro a 15% royalty on any monies it receives as a part of its option and sale agreement on the mining claims owned by its subsidiary Pilot Mountain Resources, Inc.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, the Company issued 2,000,000 shares of common stock as part of a settlement agreement. The Shares were valued at $60,000 based upon the closing price of our common stock at the grant date.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	November 16, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	November 16, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	November 16, 2011
Mitchell Geisler