Form 10-K
period 2011-12-31
PACIFIC GOLD CORP
filed 2012-04-02
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of March 29, 2012 the aggregate market value of the voting stock held by non-affiliates was approximately $5,070,181 based on $0.02 per share.

As of March 29, 2012, the Company had outstanding 837,103,039 shares of its common stock, par value $0.001.

Documents incorporated by reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pacific Gold is engaged in the identification, acquisition, and development of mining prospects believed to have known gold and/or tungsten mineral deposits. The main objective is to identify and develop commercially viable mineral deposits on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineral deposits of metals often found with gold and/or tungsten which also may be worth processing. Development of commercially viable mineral deposits of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Pacific Gold Corp. owns 100% of four operating subsidiaries: Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources Inc., and Pacific Metals Corp., through which it holds various prospects in Nevada and Colorado. The Company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold, tungsten and/or other mineral deposit potential.

Gold Orientation

Throughout history gold has been a desired metal for monetary purposes and for jewelry. Because there is an active market for gold and consistent demand and use, we believe that if we find a viable mineral deposit, we will be able to sell any gold we produce with little difficulty.  Of course, there is no assurance that we will find any mineral deposit or one that is commercially viable. Whether or not a mineral deposit is viable depends on the cost of production versus the price at which we can sell the metal. We believe that alluvial and placer deposits are less expensive to operate to produce saleable product. We also believe that the required filings and permits are easier to obtain for these kinds of prospects than for underground mines.

We have obtained and in the future will seek prospects in areas where there have been previous mining operations.  We believe that this gives some indication that there may be mineral deposits within our prospects to justify the cost of staking, maintenance and development.

Tungsten Orientation

The word tungsten means “heavy stone” in Swedish. Tungsten is a grayish-white lustrous metal which exhibits many important physical properties including a high melting point and density, as well as good thermal and electrical conductivity, a low coefficient of expansion, excellent corrosion resistance, and exceptional strength at elevated temperatures.

Tungsten is an important strategic metal for which there is no known substitute. Tungsten is valued as the extremely hard carbide used in cutting and wear-resistant components, as the metal or alloy for lamp and lighting filaments and electrodes, electrical and electronic contact surfaces, heat and radiation shielding in high temperature furnaces and x-ray equipment, and electrodes in certain welding methods.

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

The property consists of federal mining claims and leased private land. The federal mining claims are managed by the Bureau of Land Management (“BLM”) and require annual renewal payments prior to September 1 of each year. The leased ground requires the Company to pay a royalty from production with a portion of the royalty paid in advance each year.

The area is accessible by state highway 306, an all-weather asphalt road and about 22 miles south from Interstate 80.  The property where the prospects are located has an all weather gravel road established in the 1970s for prior mining operations of barite.  The prospects also have access to electricity and water sufficient for exploration, development and later extractive and milling activities if warranted and undertaken.

The climate is typically hot and semi-arid with temperatures rising to above 100 degrees Fahrenheit in the summer to below freezing in the winter.  Freezing temperatures are only sporadically encountered in the winter months of December and January and are not likely to have a serious effect on operations.  Precipitation is minimal and offers little or no operational problems.

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

Production History

Gold mineral deposit was first discovered in 1907 in the Crescent Valley area, and thereafter intermittent work was carried out up to World War II. In the 1930s an exploration program was carried out with a number of shafts sunk in the Mud Springs Gulch area. These studies identified quantities of gold mineral deposit situated close to the bedrock at the bottom of the alluvial areas. In the late 1970s there was barite mining and milling in the area using open pits. In the mid-1980s the barite mining operations were purchased and modified and there was some recovery of gold mineral deposit during the later 1980s and 1990s at low extractive rates.

History of Mining

Most of the historical work was carried out over a 3-4 mile section in Mud Springs Gulch, but there are older exploration pits throughout the company’s prospects. There appear to be about thirty exploration shafts sunk through the gravels to bedrock. This work was conducted in the 1930s, but there are no detailed results available. Little work was done in the Black Rock Canyon during the historical period.

In 1978, Major Barite Inc. implemented an operation to mine and process barite from several small, open pits within the project area. In 1982, the barite market collapsed, and the company turned its attention to placer gold exploration and development. There was a program of bulk sampling in the drainages for gold. Trenches and pits were dug and processed from locations in Black Rock Canyon, Mud Springs Gulch, Tub Springs Gulch and Rosebud Gulch. A widespread occurrence of placer gold was discovered, but Major Barite Inc. ceased operations in 1984. In 1984, the area was taken over by Mr. John Uhalde who continued to explore and develop the placer gold resources in the project until his death in 2001. Mr. Uhalde operated his placer mine under a small miners permit.

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

There is no information on the vertical distribution of gold mineral deposit within the gravels. Through historical records from shaft-sinking suggests that the gravel becomes courser with depth, coinciding with an increase in the percentage of oversize boulders.  It is believed that the best gold mineral deposit levels are obtained at the bedrock interface.

Prospects

NRG has staked prospects covering approximately 1,340 acres of the alluvial deposits among the Crescent Valley projects mentioned above. NRG also has two leases on additional ground; it has leased approximately 440 acres of land adjacent to its staked prospects from Bullion Monarch Mining, by lease dated October 1, 2003. The lease covers acreage in Section 9, Township 29 North, Range 47 East, Mount Diablo Meridian, Bullion Mining District, Lander County, Nevada. NRG has the right to the gold, silver, platinum, palladium and other precious and base metals within the placers and gravels of the leased premises, with exclusive right to prospect and explore for, mine by open pit methods, mill, prepare for market, store, sell and dispose of the same and use, occupy and disturb so much of the surface as Pacific Gold determines useful, desirable or convenient. The lease term is ten years, renewable for an additional ten years.  NRG has, by lease dated June 11, 2011, an additional 2,000 acres of mining claims known as the B&B claims in Section 9, Township 29 North, Range 47 East, Mount Diablo Meridian, Bullion Mining District, Lander County, Nevada. NRG has the right to the gold, silver, platinum, palladium and other precious and base metals within the placers and gravels of the leased premises, with exclusive right to prospect and explore for, mine by open pit methods, mill, prepare for market, store, sell and dispose of the same and use, occupy and disturb so much of the surface as Pacific Gold determines useful, desirable or convenient. The lease term is ten years, and is renewable for an additional ten years.

Operations

NRG has permitted the Black Rock Canyon Mine with the BLM and the Nevada State Division of Environmental Protection (NDEP). NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage, additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security cameras that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, sand screw, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

Near the end of the third quarter of 2011, the Company received approval to install the remaining geotextile tubes that it plans to use for water filtration. Many days in October were spent on construction of the new geotextile tube field, which was approved for use by the NDEP in November. Additional factors that caused a slowdown in the throughput of the screen plant included; the Company has had some difficulty in hiring a suitable operations manager for the mine, poor weather in the fourth quarter, and daily maintenance of the screen plant was not efficient. Gold recovery from the processed gravels was weaker than expected due to the plant having trouble with clean process water from the remaining ponds and optimizing the use of the geotextile tubes, the mining material still progressing through some weak material in the main mine pit and the lack of a second high gravity bowl. In order to correct the plant throughput and improve the gold recovery the Company has hired an engineering firm to perform a complete review of the water process in the plant to improve the delivery of clean water and to optimize the geotextile tubes. The Company hired a geologist to review and monitor the process for proper ore grade during mining. The Company plans to employ a second gravity bowl, when possible, in the plant process to improve gold recovery. The Company has implemented a new screen plant maintenance schedule and is working on a new parts inventory system in order to improve the plant operating hours.

As a result of the above, during the fourth quarter of 2011 the Company mined approximately 35,300 cubic yards of new gravels. The Company screened approximately 13,000 cubic yards from the stockpile and newly mined gravels, in approximately 150 operating hours, producing approximately 30 ounces of gold.

As at December 31, 2011 the mine had approximately a 27,600 cubic yard stockpile of gravel to be screened for gold.

In general, the operations will require the excavation of the gravel within the prospect.  Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation.  The mineral deposit bearing gravel will be dug with an excavator until bedrock is reached, and material will be prescreened and then hauled to the mill site. The mill area will be about three miles away from the mine site. The mill site is equipped with two functioning wells for process water and is connected to the power grid.  The mill and trommel unit are set up on the private, fee land owned by the company.

Through December 31, 2011 the Company has invested approximately $9,600,000 into NRG.

Fernley Gold, Inc.

Fernley Gold, Inc. entered into a lease agreement in 2004 for the right to mine the property and claims known as Butcher Boy and Teddy. The property and claims are located 34 miles east of Reno, Nevada, just off highway I-80. The area known for placer gold mineral deposits, and commonly referred to as the Olinghouse Placers, has a rich mining history.  The lease includes two water wells and water rights. The Company is required to make monthly lease payments to the property owner and annual BLM fees in order to keep the project in good standing.

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

Exploration

Previous Drilling: During the late 1930s Goldhill Dredging, and in the 1980s Southern Pacific completed extensive drilling and very accurate testing of the deposit. The purpose of this drilling was to delineate the placer gold reserves present. About one half of the holes penetrated the gravel to the bedrock. The maximum hole depths were on the order of 120 feet below the surface. Drill holes within the area of the deposit were located on the least 100’ centers and 100’ line spacings.

In the 1960s, Watts, Griffith, and McQuat, a Canadian consulting firm, drilled several 30” diameter holes in the central orebody.

The most recent drilling was performed by New Gold and American Resources by Vaughn Construction in the late 1980s and early 1990s.

In 2006, the Company dug and sampled trenches on the property to confirm the gold grade of the reports from drilling in the 1980s and 1990’s.

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

History

Project W encompasses three distinct occurrences of tungsten mineral deposit – Desert Scheelite, Gunmetal and Garnet. During the 1970s and early 1980s, diamond drilling conducted by both the Duval Corporation and Union Carbide Corporation resulted in these three principal areas being delineated. Reports addressing the occurrences of tungsten mineral deposit and estimates of resources of Project W have been written by personnel of Duval Corporation, Union Carbide Corporation and independent consultants including Kaiser Engineers, Inc. and David S. Robertson and Associates.  Pilot Mountain Resources Inc. has access to these reports through its agreement with Platoro West Incorporated.

In 1981, the project was the subject of a feasibility study undertaken by Kaiser Engineers Inc.  While the study concluded that a combination of open-pit and underground mining would return an acceptable profit, the tungsten market collapsed shortly thereafter and the project remained idle until the demise of the Metals and Mining Division of Union Carbide during the late 1980s.

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

Project W is composed essentially of layered rocks of the Permian to Lower Jurassic ages which have a combined maximum thickness of over 20,000 feet.  The oldest unit exposed on the property is the Mina Formation which consists principally of chert, sandy argillite and a number of tuffaceous units which are exposed as high, jagged cliffs to the south of the Desert Scheelite tungsten occurrence across a prominent fault scarp.  The Mina Formation is overlain by the Luning Formation, the host unit for the tungsten mineral deposit on the property.  The Luning Formation is made up of three, equally thick members with a collective thickness of approximately 8,000 feet.  The upper member consists predominantly of limestone and to a much lesser extent, fine grained clastic sediments. The middle member is composed of a uniform sequence of conglomerates, quartzites and mudstones and the lower member consists of carbonate and clastic sediments.  Most of the known tungsten occurrences and deposits on the property are confined to the upper member of the Luning Formation.

The tactites, metasomatic replacement bodies which host the tungsten occurrences on the property, are stratigraphically controlled and generally are proximal to quartz monzonite and/or granodiorite intrusives.  Two groups of tactites are recognized: a dark-colored, iron-rich, brown garnet group, which hosts most of the tungsten mineral deposit, and a light-colored, low-iron group which contains tan-colored garnets. The tactites generally occur in a number of parallel horizons.  Scheelite is the only significant tungsten-bearing mineral on the property.  It is yellow in color and can contain minor amounts of molybdenum.

Other Projects

Through its other subsidiaries the company has other federal mining claims that at this point in time the Company has deemed to be non-material for the purposes of this report. Once such claims have been thoroughly examined and detailed reports prepared, if the projects are deemed to be material, the Company will add descriptions of the properties to future reports and filings.

Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency and the Bureau of Land Management, as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

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

Competition

We expect to compete with many mining and exploration companies in identifying and acquiring claims with gold mineral deposit. We believe that most of our competitors have greater resources than us. We also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations. We cannot give any assurances that we will be able to compete without adequate financial resources.

Employees

Pacific Gold has two employees who are the executive officers and Nevada Rae Gold has about 15 employees, who are the on-site management, mine operators, and security. From time to time we hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers, for differing periods to facilitate the implementation of our business plan.

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

In 2011 Nevada Rae Gold (“NRG”) entered into a lease agreement to lease a 100% interest in 45 mining claims (BLM file no. NMC93181) covering approximately 2,000 acres in Lander County, Nevada. The lease calls for NRG to pay the claim owners a gross royalty of 4% on gold sales or $0.50 per yard of gravels mined, whichever is greater. NRG will be required to make annual minimum advance royalty payments of $20,000. The term of the lease is for 10 years with an option for NRG to extend the term for a further 10 years.

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

On April 30, 2008 Komatsu Equipment (“Komatsu”) filed an action against the Company in connection with repair work done on the Company’s trucks.  All invoices submitted to the Company were accrued in its trade payables on the financial statements. The Company settled this claim with Komatsu and has made the required series of payments to Komatsu in 2011. On January 25, 2011 the Company made a payment of $20,000, and issued 2,000,000 valued at $60,000 based upon the closing price of our common stock at the grant date. On April 11, 2011 the Company made a payment of $20,000, on August 10, 2011 the Company made a payment of $20,000, and on November 25, 2011 the Company made its final payment of $60,000 as per the settlement agreement.

The Company filed an action against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, on April 15, 2011, in the County of Washoe, Case Number CV11-01181. On April 26, 2011, Platoro filed an action against Pilot Mountain, entitled Verified Complaint for Damages and to Quiet Title and Expunge Cloud Upon Title in the District Court, Mineral County, Case Number 9438. The Company believed that the action of Platoro in the District Court should be consolidated with the Company’s action to quiet title because the issues are basically the same. In June 2011 the parties agreed for Platoro to withdraw its complaint in Mineral County and file a counter claim in Washoe county. During the third quarter of 2011, the Company settled all of its claims against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, The settlement calls for the Company to pay to Platoro a 15% royalty on any monies it receives as a part of its option and sale agreement on the mining claims owned by its subsidiary Pilot Mountain Resources, Inc.

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. V Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company denies that there was a price adjustment as asserted by the plaintiff and intends to defend itself vigorously in the action.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 4. (RESERVED)

ITEM 4(b). MINE SAFETY DISCLOSURE

Mine /Operating Name MSHA ID #	Section 104 S & S Citations (#)	Section 104 (b) Orders (#)	Section 104(d) Citations & Orders (#)	Section 110(b)(2) Violations (#)	Section 107 (a) Orders (#)	Value of MSHA Assessments Proposed ($)	Mining Related Facilities (#)	Received Notice of Pattern of Violations Section 104 (e) (Yes / No)	Received Notice of Potential to have Pattern Under Section 104 (e) (Yes / No)	Legal Actions Pending as of Last Day of Period (#)	Legal Actions Initiated During Period (#)	Legal Actions Resolved During Period (#)
Black Rock Canyon / 2602572	7	0	0	0	0	$2,278	1	No	No	0	0	0

The Black Rock Canyon mine received 7 S&S citations for the year ended December 31, 2011.  The mine staff worked diligently to fix these citations and all were terminated within seven days of being issued.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2011	$.05	$.01
September 30, 2010	.08	.03
June 30, 2011	.04	.02
March 31, 2011	.04	.02
December 31, 2010	0.0585	0.007
September 30, 2010	0.009	0.0012
June 30, 2010	0.0022	0.0015
March 31, 2010	0.0026	0.0016

Holders

As of March 16, 2012 the Company believes that there are well over 7,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Securities authorized for issuance under equity compensation plans

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted Average exercise price of outstanding warrants, options and rights.	Number of Securities Remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	2002 Equity Performance Plan	3,000,000	$0.30	81,287
	2006 Equity Performance Plan	10,000,000	$0.30	1,160,879
	2007 Equity Performance Plan	20,000,000	N/A	4,175,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A	N/A
Totals:		33,000,000	$0.30	5,417,166

Recent Sales of Unregistered Securities

During the fourth quarter of 2011 upon conversion of outstanding promissory notes, Pacific Gold issued from time to time an aggregate of 28,641,534 shares of common stock at a conversion price ranging between $0.0075 to $0.05 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had revenues from the sale of gold for the year ended December 31, 2011 of $121,401 with a negative gross margin of $228,089.

Operating expenses for the year ended December 31, 2011 totaled $1,493,815.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $295,989 for the year.  Equipment operating costs, tools and materials of $269,989 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $172,148 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $110,891. Advertising and public relations expenses totaled $14,880.  Interest expense totalled $289,222 for the year; of this amount, $20,940 was a non-cash expense that included amounts for interest on the Convertible Debentures that were not paid out in cash, $255,693 was interest accrued on debt and $12,589 was interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had revenues from the sale of gold for the year ended December 31, 2010 of $5,836 with a negative gross margin of $228,222. The revenues were generated from the screening of approximately 10% of the Company’s existing stockpile or approximately 1,000 yards of lower grade sand filled material to test the Geotextile tube filtration system.

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

Liquidity and Capital Resources:

Since inception to December 31, 2011, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of December 31, 2011, our assets totaled $1,821,184, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,704,767 which primarily consisted of note payable to a shareholder of $1,223,031, accounts payable and accrued expenses of $1,435,263, notes payable to related parties of $414,606, and promissory notes of $1,244,900. We had an accumulated deficit of $27,185,182 and a working capital deficit of $2,951,205 at December 31, 2011.

On December 2, 2011 $1,000,000 in principal and $91,711 in accrued interest of an unsecured loan from a company owned by the Chief Executive Officer was gifted to a non-affiliate debt holder. Subsequently, $500,000 of the debt was sold to an investor and additional proceeds of $500,000 were loaned by the non–affiliate to the Company.

At December 31, 2011, the balance of the note from a shareholder was $1,331,552 including accrued interest. The note bears interest at the rate of 10% and due on January 2, 2013.

At December 31, 2011, the balance of the note from the non–affiliate was $1,101,903 including accrued interest. The note bears interest at the rate of 12% and due on December 2, 2012. The note and any interest due are convertible into common shares of the Company at a price of $0.02 per share at any time upon demand of the debt holder.

During December 2011, the Company issued 15,590,954 shares of common stock on conversion of a portion of the $500,000 note sold to an investor, in exchange for retiring $140,000 worth of principal. At December 31, 2011, the balance of the note was $135,302 including interest, net of discount.  The note is convertible into common shares of the company at a conversion rate of a 45% discount to the daily VWAP price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments. The note bears interest at the rate of 12%, and due on December 2, 2012. The principal if fully converted represents the potential issuance of 50,000,000 shares, limited to a maximum conversion right at any one time to 4.99% of the then outstanding shares of common stock of the company.

For the year ended December 31, 2011, the Company issued additional $807,427 in promissory notes to non–related parties. The promissory notes were due on December 31, 2013. Interest expense on the promissory notes was accrued at a rate of 10% per annum. Interest accrued on the notes for the year ended December 31, 2011 was $41,242. On October 25, 2011, the company issued 13,050,580 shares of common stock on conversion of the promissory notes, in exchange for retiring $652,527 worth of principal. At December 31, 2011 the balance on the promissory notes was $261,142 including accrued interest, representing a promissory note owed to an individual debt holder, and the remaining accrued interest on the portion of the notes which was converted into common stock of the Company.

For the year ended December 31, 2011, the Company has received additional net proceeds of $139,886 from related party notes payable. The notes are due on demand and are interest free. At December 31, 2011, the balance on the related party note was $414,606.

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

Critical Accounting Principals

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 470-20, Debt – Debt with Conversion and Other Options, to account for its convertible debentures .  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates and records the fair value of warrants issued with those instruments.  The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.  The Company calculates fair value using the Black-Scholes valuation method using assumptions pertinent to the warrants or convertible note.

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

The Company records stock-based compensation according to the provisions of  ASC Topic 718, Compensation – Stock Compensation, which requires fair value compensation cost relating to share based payments be recognized in the financial statements. Fair value is measured at the grant date and recorded at the fair value of the award.  Stock options are measured using the Black-Scholes valuation model.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Gold Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Pacific Gold Corp., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp., as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 29, 2012

Pacific Gold Corp.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$103,454	$29,432
Accounts Receivable	18,844	-
Inventory	288,982	26,197
Prepaid Expenses	10,730	-
Total Current Assets	422,010	55,629
Mineral Rights, Plant and Equipment
Mineral rights, net	570,411	409,845
Plant and Equipment, net	524,789	611,636
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,198,870	1,125,151
Other Assets:
Deposits	3,524	10,051
Reclamation Bond	196,780	196,780
Total Other Assets	200,304	206,831
TOTAL ASSETS	$1,821,184	$1,387,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$655,230	$861,571
Accrued Expenses	780,033	610,988
Notes Payable – Related Parties	414,606	274,720
Convertible Note, Net	30,575	-
Accrued Interest – Convertible Note	4,027	-
Derivative Liability	100,699	-
Accrued Interest – Promissory Notes	143,145	-
Promissory Notes	1,244,900	90,000
Total Current Liabilities	3,373,215	1,837,279
Long Term Liabilities:
Accrued Interest	108,521	188,185
Notes Payable	1,223,031	1,881,846
Total Liabilities	4,704,767	3,907,310
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at December 31, 2011 and December 31, 2010	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 775,374,185, and 743,732,649 shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	775,374	743,732
Additional Paid-in Capital	23,526,225	22,539,475
Accumulated Deficit	(27,185,182)	(25,802,906)
Total Stockholders’ Deficit	(2,883,583)	(2,519,699)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,821,184	$1,387,611

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Years Ended
	December 31, 2011	December 31, 2010
Revenue:
Total Revenue	$121,401	$5,836
Production Costs
Production Costs	196,508	4,025
Depreciation	152,982	230,033
Gross Margin	(228,089)	(228,222)

Operating Expenses:
General and Administrative	1,203,014	609,175
Inventory Write Down	304,312	-
(Gain) / Loss on Sale of Assets	(13,511)	(52,968)
Total Operating Expenses	1,493,815	556,207

Net Loss from Operations	(1,721,904)	(784,429)

Other Income/(Expenses)
Gain on Extinguishment of Debt	16,894	-
Foreign Exchange Gain / (Loss)	(10,410)	83
Amortization of Debt Discount	(170,575)	-
Interest Expense	(289,222)	(203,932)
Other Income	518,564	3,000
Change in Fair Value of Derivative Liability	274,377	-
Total Other Income /(Expenses)	339,628	(200,849)
Net Income/(Loss)	$(1,382,276)	$(985,278)

Basic and Diluted Earnings/(Loss) per Share	$(0.002)	$(0.002)
Weighted Average Shares Outstanding:
Basic and Diluted	749,114,637	650,905,132

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statement of Stockholders' Deficit
For the Years ended December 31, 2011 and 2010

					Additional
	Common Stock		Preferred Shares		paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	365,470,296	$365,470	322,727	$323	$22,587,414	$(24,817,628)	$(1,864,421)

Conversion of Preferred Shares to Common stock	322,727,000	322,727	(322,727)	(323)	(322,404)		-
Stock Issued for Mineral Rights	2,000,000	2,000	-	-	18,000		20,000
Conversion of Series E note	53,535,355	53,535	-	-	256,465		310,000
Net loss						(985,278)	(985,278)

Balance at December 31, 2010	743,732,651	$743,732	-	$-	$22,539,475	$(25,802,906)	$(2,519,699)

Stock Issued for Mineral Rights	1,000,000	1,000	-	-	19,000		20,000
Conversion of Notes Payable	28,641,534	28,642	-	-	909,750		938,392
Stock Issued for Settlement Payment	2,000,000	2,000	-	-	58,000		60,000
Net loss						(1,382,276)	(1,382,276)

Balance at December 31, 2011	775,374,185	$775,374	-	$-	$23,526,225	$(27,185,182)	$(2,883,583)

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,382,276)	$(985,278)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion	152,982	230,033
Non-cash Portion of Interest on Convertible Debt	20,940	5,123
(Gain) / Loss on Sales of Equipment	(14,500)	(52,968)
Asset Write Down	989	-
Gain on Extinguishment of Debt	(16,894)	-
Amortization of Debt Discount	170,575	-
Change in Fair Value of Derivative Liability	(274,376)	-
Changes in:
Inventory	(262,785)	4,025
Accounts Receivable	(18,844)	-
Prepaid Expenses	(10,730)	-
Accounts Payable	(129,447)	80,048
Accrued Expenses	169,045	135,005
Accrued Interest	255,693	188,185
NET CASH USED IN OPERATING ACTIVITIES	(1,339,628)	(395,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(207,690)	(58,537)
Net Decrease / (Increase) in Deposits	6,527	8,491
Proceeds from Sale of Equipment	14,500	127,000
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	(186,663)	76,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Debt	139,886	274,720
Proceeds from Promissory Notes	807,427	65,000
Proceeds from Note Payable	153,000	-
Proceeds from Convertible Note	500,000	-
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	1,600,313	339,720

NET CHANGE IN CASH	74,022	20,847

CASH AT BEGINNING OF PERIOD	29,432	8,585
CASH AT END OF PERIOD	$103,454	$29,432

Cash paid during the year for:
Interest	$-	$10,209
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of portion of note payable to Promissory Note holder	$1,000,000	$-
Stock Issued for Settlement Payment	$60,000	$-
Accrued Interest added to Related Party Note Principal	$188,185	$-
Stock Issued for mineral Rights	$20,000	$20,000
Issuance of Preferred shares for Accrued Liabilities	$-	$710,000
Conversion of Notes Payable	$938,392	$310,000

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold mineral deposit. Pacific Gold through its subsidiaries currently owns mining claims, property and leases in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements are expressed in U.S dollars. The Company’s fiscal year-end is December 31. Financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to December 31, 2011 financial statements presentation.

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

Cash and Cash Equivalents.

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of December 31, 2011.

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

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was inventory as of December 31, 2011 of $288,982 consisting of metals inventory and stockpile ore.

The major classes of inventories as of December 31, 2011 and 2010 were:

	December 31, 2011	December 31, 2010
Finished Goods	$-	$-
Stockpile Ore	288,982	26,197
Total	$288,982	$26,197

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360   Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

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

Loss per Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2011 and 2010, the Company had 6,000,000 and 6,750,000, respectively potentially dilutive common stock equivalents.

Advertising.

The Company’s policy is to expense advertising costs as incurred. The Company incurred costs of $14,880 and $9,989 for the years ended December 31, 2011 and 2010 respectively.

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

Convertible Debentures.

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options.  . The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following  ASC Topic 718, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for these penalties as contingent liabilities, in accordance with   ASC Topic 450, Contingencies. Accordingly, the Company recognizes a liability when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

Stock based compensation.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.    which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the year ended December 31, 2011 or 2010

Recently issued accounting pronouncements

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

On January 1, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - PLANT AND EQUIPMENT

During the year ended December 31, 2011 the Company reviewed its equipment requirements and modified its plant.  The Company purchased equipment for a total cost of $66,972, and disposed of redundant equipment for total proceeds of $14,500.

On September 30, 2011, the Company sold all of its plant and equipment at the Black Rock Canyon Mine to its subsidiary, Nevada Rae Gold, Inc.  The sale of the assets was recorded at net book value, and no gains or losses were incurred as a result of the sale. The intercompany transaction was eliminated on consolidation.

During 2010, the Company reviewed its equipment requirements and modified its plant, sold redundant assets and sold some of its vehicles. The gross proceeds from the sale of assets during 2010 was $127,000.

These assets are being depreciated on a straight-line basis over 2 to 10 years depending on the estimated useful life of the asset.

Plant and Equipment at December 31, 2011 and 2010 consisted of the following:

PLANT AND EQUIPMENT	2011	2010
Building	$795,355	$795,355
Accumulated Depreciation	(507,311)	(423,844)
Equipment	916,582	947,275
Accumulated Depreciation	(679,837)	(707,150)
	$524,789	$611,636

Depreciation expense was $152,830 and $230,012, for the years ended December 31, 2011 and 2010 respectively.

NOTE 3 – MINERAL RIGHTS

Mineral rights at December 31, 2011 and 2010 consisted of the following:

MINERAL RIGHTS	2011	2010
Nevada Rae Gold – Morris Land	$221,119	$165,158
Accumulated Depletion	(273)	(120)
Fernley Gold – Lower Olinghouse	123,267	106,145
Pilot Mountain Resources – Project W	193,043	108,767
Pacific Metals – Graysill Claims	33,255	29,895
	$570,411	$409,845

As of December 31, 2011 and 2010, the amount allocated to undeveloped mineral rights was $10,000.

On February 10, 2011, Pilot Mountain Resources Inc. (a wholly-owned subsidiary of Pacific Gold Corp.) entered into an Option and Asset Sale Agreement ("Agreement") with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals has secured an option on the Project W Tungsten claims.

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

NOTE 4 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

On December 2, 2011 $1,000,000 in principal and $91,711 in accrued interest of an unsecured loan from a company owned by the Chief Executive Officer was assigned to a non- affiliate debt holder, as discussed in Note 5 - Promissory Notes. As of December 31, 2011, Pacific Gold owes $1,223,031 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2013 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the years ended December 31, 2011 and 2010 was $108,521 and $188,185, respectively. Including interest, the balance on the loan at December 31, 2011 was $1,331,552.

Pacific Gold owes its executives $203,434 and $136,636 in short term notes payable reflected in the accrued expenses for the years ended December 31, 2011 and 2010, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $414,606 to related parties in short term notes payable for the year ended December 31, 2011. These short term notes are interest free and due on demand

NOTE 5 - PROMISSORY NOTES

During year ended December 31, 2011, the Company received total proceeds of $807,427 from five individuals for promissory notes issued on April 1, 2011, and were due on December 31, 2013. Interest expense on the promissory notes was accrued at a rate of 10% per annum. Interest accrued on the notes for the year ended December 31, 2011 was $41,242. On October 25, 2011, the company issued 13,050,580 shares of common stock on conversion of the promissory notes, in exchange for retiring $652,527 worth of principal. At December 31, 2011 the balance on the promissory notes was $261,142 including accrued interest, representing a promissory note owed to an individual debt holder, and the remaining accrued interest on the portion of the notes which was converted into common stock of the Company.

On December 2, 2011, $1,000,000 in principal and $91,711 in accrued interest as discussed in Note 4 above are presented as part of the promissory notes in the financial statements. Interest accrued on the note for the year ended December 31, 2011 including interest gifted was $101,903. At December 31, 2011, the balance of the note from the non – affiliate was $1,101,903 including accrued interest. The note bears interest at the rate of 12% and is due on December 2, 2012. The note and any interest due are convertible into common shares of the Company at a price of $0.02 per share at any time upon demand of the debt holder.

A summary of the notes is as follows:

Balance at January 01, 2010	$25,000
Proceeds Received thru December 31, 2010	65,000
Interest Accrued thru December 31, 2010	-
Payments thru December 31, 2010	-
Balance at December 31, 2010	$90,000

Proceeds Received	807,427
Promissory Note assigned	1,000,000
Interest Accrued thru December 31, 2011	143,145
Payments thru December 31, 2011	-
Conversions thru December 31, 2011	(652,527)
Balance at December 31, 2011	$1,388,045

NOTE 6 – FINANCING

Convertible Note

On December 2, 2011, the Company agreed to the assignment of $500,000 in principal amount of an outstanding note, which represents a portion of the note the Company issued to the original debt holder on January 2, 2011.  The assignment was to a third party that is not affiliated with the Company.  In connection with the assignment, the Company agreed to various modifications of the note for the benefit of the new holder, which enhance and reset the conversion features of the note and change certain other basic terms of the note.  As a result of the amendments, the note now (i) has a conversion rate of a 45% discount to the daily VWAP price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments, (ii) has an annual interest rate of 12%, due at maturity, (iii) has a new maturity date of December 2, 2012, (iv) permits prepayment only with a premium of 50% of the amount being repaid, (v) has ratchet protection of the conversion anti-dilution provisions for all future issuances or potential issuances of securities by the Company at less than the then conversion rate, and (vi) has additional default provisions, including additional events of default and an default interest rate of 24.99%.  The Company has also agreed that the assigned debt will not be subordinate to new debt, other than purchase money and similar debt, which may have the effect of limiting the company’s access to additional debt capital while the note is outstanding.  Based on the above and without taking into account the conversion of any of the interest to be earned or converted, the principal if fully converted represents the potential issuance of 50,000,000 shares, limited to a maximum conversion right at any one time to 4.99% of the then outstanding shares of common stock of the company.

A summary of the carrying value of the note is as follows:

Face value – Convertible Note	$500,000
Add: Relative fair value [1] of:
Derivative liability	100,699
Conversions to shares thru to December 31, 2011	(140,000)
Unamortized debt discount at December 31, 2011	(329,425)
Accrued Interest to December 31, 2011	4,027

Carrying amount of convertible note, net on December 31, 2011:	$135,275

1  Fair value was calculated using the Black-Scholes model with the following assumptions:  Expected life in years: 1; Estimated volatility: 19.4%; Risk-free interest rate: 0.12%; Dividend yield of 0%.

NOTE 7 - INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2011 and 2010, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $28,260,248 at December 31, 2011, and will expire in the years 2016 through 2031.

Net operating loss (“NOL”) carryforwards expire according to the following:

Year of NOL	NOL	Expires
2011	1,382,276	2031
2010	949,914	2030
2009	1,487,666	2029
2008	2,683,371	2028
2007	6,079,380	2027
2006	9,246,058	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016

Total	$28,260,248

At December 31, 2011, deferred taxes (34%) consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$9,608,484
Valuation allowance	-	(9,608,484)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $481,998, from December 31, 2010.

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2011 follows:

Expected Provision (based on statutory rate)	$(469,974)
Difference between 2010 NOL estimate and actual	(12,024)
Increase/(decrease) in valuation allowance	481,998
Total actual provision	$—

No adjustments to deferred tax assets or liabilities for material uncertain tax positions on returns that have been filed or that will be filed.  The Company continues to incur large net operating losses as disclosed above.  Since it is not thought that these net operating loss carryforwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2011 is presented as follows:

Balance as of January 1, 2011	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2011	$—

The Company has filed income tax returns in the U.S. federal jurisdiction.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011, and 2010, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2011, and 2010, respectively.

NOTE 8 – COMMON STOCK AND PREFERRED STOCK

In 2011, 2,000,000 common shares were issued as part of the settlement payment disclosed in Note 13 (Legal Proceedings).

In 2011, 13,050,580 common shares were issued for conversion of Promissory notes disclosed in Note 5 (Promissory Notes).

In 2011, 15,590,954 common shares were issued for conversion of the convertible note as disclosed in Note 6 (Financing).

In 2011, 1,000,000 common stock shares were issued as a royalty payment of $20,000 for rent on behalf of the Company’s subsidiary, Nevada Rae Gold.

In 2010, 53,535,353 common shares were issued for conversion of Series E convertible notes.

In 2010, 322,728 total of the company’s preferred shares were converted into 322,728,000 common shares.

In 2010, 2,000,000 common stock shares were issued as a royalty payment of $20,000 for rent on behalf of the Company’s subsidiary, Nevada Rae Gold.

NOTE 9 – EQUITY PLANS

On April 15, 2007, Pacific Gold adopted the 2007 Equity Performance Plan (“the 2007 Plan”).  The 2007 Plan provides for the granting of up to 20,000,000 shares and/or stock option to purchase shares to employees and consultants.  Pacific Gold has reserved 20,000,000 shares of common stock for issuance under the 2007 Plan.  The Plan was approved by a majority of the stockholders on July 10, 2007.

On December 29, 2005, Pacific Gold adopted the 2006 Equity Performance Plan (“the 2006 Plan”).  The 2006 Plan provides for the granting of up to 10,000,000 shares and/or stock options to purchase shares to employees and consultants.  Pacific Gold has reserved 10,000,000 shares of common stock for issuance under the 2006 Plan. The Plan was approved by a majority of the stockholders on December 29, 2005.

In 2002, Pacific Gold adopted the 2002 Performance Equity Plan (“the 2002 Plan”).  The 2002 Plan provides for the granting of shares and/or stock options to purchase shares to employees and consultants. Pacific Gold has reserved 3,000,000 shares of common stock for issuance under the 2002 Plan.

Options under all Plans may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors.  To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options is as follows:

	Options
2011	Shares	Weighted Average Exercise Price
Granted	1,000,000	$0.30
Exercised	0	0.00
Forfeited/expired	750,000	0.00
Outstanding at December 31	250,000	0.30
Exercisable	250,000	0.30

Weighted average fair value of options granted during year		N/A
Weighted average fair value of shares issued under the 2007 Plan		$0.017

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

The following table summarizes warrant activity of the Company:

	2011	2010
Warrants outstanding at beginning of year	6,000,000	6,450,000
Granted in the year	0	0
Exercised in the year	0	0
Expired in the year	0	450,000
Outstanding and exercisable at December 31	6,000,000	6,000,000
Weighted Average Exercise Price	$0.18	$0.18

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

In 2011 Nevada Rae Gold (“NRG”) entered into a lease agreement to lease a 100% interest in 45 mining claims covering approximately 2,000 acres in Lander County, Nevada. The lease calls for NRG to pay the claim owners a gross royalty of 4% on gold sales or $0.50 per yard of gravels mined, whichever is greater. NRG will be required to make annual minimum advance royalty payments of $20,000. The term of the lease is for 10 years with an option for NRG to extend the term for a further 10 years.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2011:

Year ended	Total
December 31, 2012	$40,000
December 31, 2013	40,000
December 31, 2014	40,000
December 31, 2015	40,000
Thereafter	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease and will expire in July 2012. Rental Expense for the years ended December 31, 2011 and 2010 was $4,888 and $4,439, respectively.

NOTE 12 – MAJOR CUSTOMERS

In 2011 and 2010 gold sales were made to one vendor. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

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

On April 30, 2008 Komatsu Equipment (“Komatsu”) filed an action against the Company in connection with repair work done on the Company’s trucks.  All invoices submitted to the Company were accrued in its trade payables on the financial statements. The Company settled this claim with Komatsu and made the required series of payments to Komatsu in 2011. On January 25, 2011 the Company made a payment of $20,000, and issued 2,000,000 valued at $60,000 based upon the closing price of our common stock at the grant date. On April 11, 2011 the Company made a payment of $20,000, on August 10, 2011 the Company made a payment of $20,000, and on November 25, 2011 the Company made its final payment of $60,000 as per the settlement agreement.

The Company filed an action against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, on April 15, 2011, in the County of Washoe, Case Number CV11-01181. On April 26, 2011, Platoro filed an action against Pilot Mountain, entitled Verified Complaint for Damages and to Quiet Title and Expunge Cloud Upon Title in the District Court, Mineral County, Case Number 9438. The Company believed that the action of Platoro in the District Court should be consolidated with the Company’s action to quiet title because the issues are basically the same. In June 2011, the parties agreed for Platoro to withdraw its complaint in Mineral County and file a counter claim in Washoe county. During the third quarter of 2011, the Company settled all of its claims against Platoro West Inc. (“Platoro”), Wolfranium Resource Corporation, William Sheriff and other parties in order to quiet title to certain unpatented mining claims located in Mineral County, Nevada, The settlement calls for the Company to pay to Platoro a 15% royalty on any monies it receives as a part of its option and sale agreement on the mining claims owned by its subsidiary Pilot Mountain Resources, Inc.

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. V Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company denies that there was a price adjustment as asserted by the plaintiff and intends to defend itself vigorously in the action.

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2011, the Company had an accumulated deficit of $27,185,182 negative working capital of $2,951,205 and negative cash flows from operations of $1,339,641 raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2011, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to year end, the debenture holder of the convertible note converted $360,000 in principal into 46,228,854 shares of common stock.

Subsequent to year end, the debenture holder of the promissory note converted $250,000 in principal into 12,500,000 shares of common stock.

Subsequent to year end the Company has agreed to the assignment of additional $225,000 in principal amount of the promissory note to a third party investor. Subsequent to the assignment, the Company has received additional proceeds of $225,000 from the promissory note holder.

Subsequent to year end, the Company has issued 3,000,000 shares of common stock as partial payment for services.

The company evaluated subsequent events through the date the financial statements were issued.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

No Attestation Report Required

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to rules of the SEC.

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

NAME	AGE	POSITIONS

Robert Landau	40	Chief Executive Officer, Chief Financial Officer, President and Chairman
Mitchell Geisler	41	Chief Operating Officer, Treasurer and Secretary

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2011, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2011, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2011 were complied with by late filings.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2011, 2010, and 2009.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
		(1)	BONUS	(2)	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Rob Landau	2011	$0	$0	$0	$0	$0
CEO, President & Director	2010	$0	$0	$0	$0	$0
	2009	$0	$0	$330,000	$0	$330,000

Mitchell Geisler	2011	$0	$0	$0	$0	$0
COO & Director	2010	$0	$0	$0	$0	$0
	2009	$0	$0	$280,000	$0	$280,000

______________

 (1)  Amounts noted are actual amounts paid in the year.

Annual compensation, per employment agreements, is as follows:

	2011	2010	2009
Robert Landau	$96,000	$96,000	$138,000
Mitchell Geisler	$96,000	$96,000	$123,000

(2) Amounts noted are total share amounts issued in 2011, 2010 and 2009, including salary and bonus paid in shares.

Annual bonus compensation paid in shares was as follows:

	2011	2010	2009
Robert Landau	$0	$0	$0
Mitchell Geisler	$0	$0	$0

Grants of Plan Based Awards
Name	Grant Date	Number of Securities Underlying Options Granted	Exercise of Base Price ($/sh)
Robert Landau, CEO	6/30/2007	75,000	$0.30
Mitch Geisler, COO	6/30/2007	62,500	$0.30

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

Employment Agreements

Each of the executive officers of the Company previously had an employment agreement with the Company that outlined salary and benefit arrangements. The agreements had similar terms which included but were not limited to: base salaries, option grants, four weeks annual vacation and 50% paid medical benefits. Each of the officers is subject to confidentiality provisions. The agreements allow for the employee to terminate on 30 day notice to the Company and for the Company to provide three months’ severance on termination of the employee. The agreements were reviewed on an annual basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2012, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	98,565,500	12.11%
Robert Landau (1)	155,081,057	19.05%

All executive officers and directors as a group (one person)	253,646,557	31.16%

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

(1) The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011 Pacific Gold owes $1,223,031 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2013 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the years ended December 31, 2011 and 2010 was $108,521 and $188,185, respectively. Including interest the balance on the loan at December 31, 2011 was $1,331,552.

Pacific Gold owes its executives $203,434 and $136,636 in short term notes payable reflected in the accrued expenses for the years ended December 31, 2011, and December 31, 2010, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $414,606 to related parties in short term notes payable for the year ended December 31, 2011. These short term notes are interest free and due on demand

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $19,500 for the fiscal year ended December 31, 2011 to Silberstein Ungar, PLLC.

The Company paid audit and financial statement review fees totaling $27,500 for the fiscal year ended December 31, 2010 to Silberstein Ungar, PLLC

Tax Fees

The Company paid tax fees totaling $1,000 for the fiscal year ended December 31, 2010 to Silberstein Ungar, PLLC.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	March 30, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2011
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	March 30, 2011
Mitchell Geisler