Form 10-Q
period 2012-03-31
PACIFIC GOLD CORP
filed 2012-05-16
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

As of May 15, 2012, the Company had outstanding 861,143,640 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,841	$103,454
Accounts Receivable	17,531	18,844
Inventory	249,156	288,982
Prepaid Expenses	15,842	10,730
Total Current Assets	286,370	422,010
Mineral Rights, Plant and Equipment
Mineral rights, net	573,411	570,411
Plant and Equipment, net	480,479	524,789
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,157,560	1,198,870
Other Assets:
Deposits	7,672	3,524
Reclamation Bond	196,780	196,780
Total Other Assets	204,452	200,304
TOTAL ASSETS	$1,648,382	$1,821,184
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$844,665	$655,230
Accrued Expenses	805,455	780,033
Notes Payable - Related Parties	420,106	414,606
Convertible Notes, Net	43,545	30,575
Accrued Interest - Convertible Note	3,765	4,027
Derivative Liability	663,630	100,699
Accrued Interest - Promissory Notes	33,919	143,145
Promissory Notes	987,900	1,244,900
Total Current Liabilities	3,802,986	3,373,215
Long Term Liabilities:
Accrued Interest	139,013	108,521
Notes Payable	1,223,031	1,223,031
Total Liabilities	5,165,030	4,704,767
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at March 31, 2012 and December 31, 2011	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 837,103,039, and 775,374,185 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively	837,103	775,374
Additional Paid-in Capital	24,213,695	23,526,225
Accumulated Deficit	(28,567,445)	(27,185,182)
Total Stockholders' Deficit	(3,516,648)	(2,883,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,648,382	$1,821,184

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenue:
Total Revenue	$47,283	$-
Production Costs		-
Production Costs	52,254	-
Depreciation	34,417	39,905
Gross Margin	(39,388)	(39,905)

Operating Expenses:
General and Administrative	624,805	176,816
Total Operating Expenses	624,805	176,816

Net Loss from Operations	(664,193)	(216,721)

Other Income/(Expenses)
Gain on Extinguishment of Debt	-	13,882
Foreign Exchange Gain / (Loss)	(746)	(13,849)
Amortization of Debt Discount	(372,970)	-
Interest Expense	(411,323)	(53,574)
Other Income	-	50,967
Change in Fair Value of Derivative Liability	66,969	-
Total Other Income /(Expenses)	(718,070)	(2,574)
Net Income/(Loss)	(1,382,263)	(219,295)

Basic and Diluted Earnings/(Loss) per Share	$(0.002)	$(0.000)
Weighted Average Shares Outstanding:
Basic and Diluted	796,822,019	745,177,093

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,382,263)		$(219,295)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion	34,417		39,905
Non-cash Portion of Interest on Convertible Debt	343,496		-
Issuance of Stock for Services	30,000		-
Asset Write Down	9,893		-
Gain on Extinguishment of Debt	-		-
Amortization of Debt Discount	372,970		-
Change in Fair Value of Derivative Liability	(66,969)		-
Changes in:
Accounts Receivable	1,313		(967)
Inventory	39,826		-
Prepaid Expenses	(5,112)		-
Accounts Payable	189,436		(192,208)
Accrued Expenses	25,422		11,819
Accrued Interest	66,606		51,750
NET CASH USED IN OPERATING ACTIVITIES	(340,965)		(308,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(3,000)		(15,121)
Net Decrease / (Increase) in Deposits	(4,148)		(4,000)
NET CASH PROVIDED BY /(USED) IN INVESTING ACTIVITIES	(7,148)		(19,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	(9,500)		(31,830)
Proceeds from Related Party Debt	15,000		-
Proceeds from Promissory Notes	243,000		451,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	248,500		419,710

NET CHANGE IN CASH AND CASH EQUIVALENTS	(99,613)		91,593

CASH AND CASH EQUIVALENTSAT BEGINNING OF PERIOD	103,454		29,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,841		$121,025
Cash paid during the year for:
Interest	$-		$-
Income Taxes	$-		$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$250,000		$-
Assignment of Accrued Interest to Convertible Note	$137,102	S	-
Conversion of Notes Payable	$719,200	S	-
Stock Issued for Settlement Payment	$-		$60,000
Accrued Interest added to Related Party Note Principal	$-		$188,185

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2012

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

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and the rules of the Securities and Exchange Commission (“SEC”), are expressed in U.S dollars, and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Gold’s Annual Report filed with the SEC on Form 10-K. The Company’s fiscal year-end is December 31. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2011 as reported in the Form 10-K have been omitted.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp. and its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources, Inc. and Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to the March 31, 2012 financial statements presentation.

Significant Accounting Principles

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of March 31, 2012.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2012, and December, 31, 2011 there was no allowance for bad debts

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining.

The major classes of inventories as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
Finished Goods	$-	$-
Stockpile Ore	249,156	288,982
Total	$249,156	$288,982

Property and Equipment

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

Impairment of Long-Lived Assets

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360 Accounting for the Impairment or Disposal of Long-Lived Assets.Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

Income taxes

In accordance with ASC Topic 740, Income Taxes Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Pacific Gold provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the Three Months ended March 31, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2012, the Company did not have any potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the quarter ended March 31, 2012, and March 31, 2011 the Company incurred $58,265 and $1,246, respectively in advertising costs.

Environmental Remediation Liability

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

Financial Instruments

The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Convertible Debentures

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

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with ASC 470-50, Debt – Modifications and Exchanges, which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to ASC 470-50-40, Debt – Modification and Exchanges – Extinguishment of debt.

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

Stock based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three months ended March 31, 2012.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 3 – PLANT AND EQUIPMENT

The Company wrote off $9,893 of equipment during the three months ended March 31, 2012.

During the year ended December 31, 2011, the Company reviewed its equipment requirements and modified its plant.  The Company purchased equipment for a total cost of $66,972, and disposed of redundant equipment for total proceeds of $14,500.

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

Plant and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

PLANT AND EQUIPMENT	March 31, 2012	December 31, 2011
Building	$795,355	$795,355
Accumulated Depreciation	(528,123)	(507,311)
Equipment	905,382	916,582
Accumulated Depreciation	(692,135)	(679,837)
	$480,479	$524,789

For the three months ended March 31, 2012 and March 31, 2011 depreciation expense was $34,417 and $39,905, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at March 31, 2012 and December 31, 2011 consisted of the following:

MINERAL RIGHTS	March 31, 2012	December 31, 2011
Nevada Rae Gold – Morris Land	$221,119	$221,119
Accumulated Depletion	(273)	(273)
Fernley Gold – Lower Olinghouse	126,267	123,267
Pilot Mountain Resources – Project W	193,043	193,043
Pacific Metals – Graysill Claims	33,255	33,255
	$573,411	$570,411

As of March 31, 2012 and December 31, 2011 the amount allocated to undeveloped mineral rights was $10,000.

On February 10, 2011, our subsidiary Pilot Mountain Resources Inc. entered into an Option and Asset Sale Agreement ("Agreement") with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals has secured an option on the Project W Tungsten claims.

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

At any point prior to the conclusion of the 24 month option period, Pilot Metals may exercise an option and election to either purchase 100% of the claims, for $1,500,000, paid as three annual installments of $500,000 each, and an additional $1,000,000 payment on the commencement of commercial mining operations, or Pilot Metals may elect to enter into a joint venture with Pilot Mountain Resources for the mining claims by paying a further $1,000,000 to PMR paid as two annual $500,000 installments, with each company owning 50% of the joint venture. The payments made to PMR are subject to a 15% royalty to Platoro West, Inc.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

On December 2, 2011, $1,000,000 in principal and $91,711 in accrued interest of an unsecured loan from a company owned by the Chief Executive Officer was assigned to a non- affiliate debt holder, as discussed in Note 6 – Promissory Notes. As of March 31, 2012, Pacific Gold owes $1,223,031 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2013 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the three months ended March 31, 2012 was $30,492. Including interest, the balance on the loan at March 31, 2012 was $1,362,044.

Pacific Gold owes its executives $185,927 and $203,434 in short term notes payable reflected in the accrued expenses for the periods ended March 31, 2012 and December 31, 2011, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $420,106 to related parties in short term notes payable for the three months ended March 31, 2012. These short term notes are interest free and due on demand

NOTE 6 – PROMISSORY NOTES

During the three months ended March 31, 2012, the Company received total proceeds of $243,000 from a non-affiliate. The notes agreements accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest is due on January 2, 2013.

During the three months ended March 31, 2012 $250,000 in principal and $137,102 in accrued interest on the promissory notes were assigned to a third party that is not affiliated with the Company as discussed in Note 7.

During the three months ended March 31, 2012 $250,000 in principal was converted into 12,500,000 shares of common stock.

As of March 31, 2012 Pacific Gold owes $1,021,819 in promissory notes.

A summary of the notes is as follows:

Balance at January 1, 2011	$90,000
Proceeds Received	807,427
Promissory Note Assigned	1,000,000
Interest Accrued thru December 31, 2011	143,145
Payments thru December 31, 2011	-
Conversions thru December 31, 2011	(652,527)
Balance at December 31, 2011	$1,388,045

Proceeds Received	243,000
Interest Accrued thru March 31, 2012	27,876
Payments thru March 31, 2012	-
Conversions thru March 31, 2012	(250,000)
Assignment of Promissory Note to Convertible Note thru March 31, 2012	(387,102)
Balance at March 31, 2012	$1,021,819

NOTE 7 – FINANCING

On December 2, 2011, the Company agreed to the assignment of $500,000 in principal amount of an outstanding note, which represents a portion of the note the Company issued to the original debt holder on January 2, 2011.  The assignment was to a third party that is not affiliated with the Company.  In connection with the assignment, the Company agreed to various modifications of the note for the benefit of the new holder, which enhance and reset the conversion features of the note and change certain other basic terms of the note.  As a result of the amendments, the note now (i) has a conversion rate of a 45% discount to the daily VWAP ( volume – weighted average price, which is a measure of the average price the stock has traded over the trading horizon) price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments, (ii) has an annual interest rate of 12%, due at maturity, (iii) has a new maturity date of December 2, 2012, (iv) permits prepayment only with a premium of 50% of the amount being repaid, (v) has ratchet protection of the conversion anti-dilution provisions for all future issuances or potential issuances of securities by the Company at less than the then conversion rate, and (vi) has additional default provisions, including additional events of default and an default interest rate of 24.99%.  The Company has also agreed that the assigned debt will not be subordinate to new debt, other than purchase money and similar debt, which may have the effect of limiting the company’s access to additional debt capital while the note is outstanding.  Based on the above and without taking into account the conversion of any of the interest to be earned or converted, the principal if fully converted represents the potential issuance of 50,000,000 shares, limited to a maximum conversion right at any one time to 4.99% of the then outstanding shares of common stock of the company.

During the three months ended March 31, 2012, the Company agreed to the assignment of an additional $250,000 in principal and $137,102 in accrued interest of outstanding promissory notes to the third party under the same terms as discussed above. All convertible notes mature within a year of the notes issuance date. The note issued on December 2, 2011 was fully converted into 46,228,854 shares of common stock.

A summary of the carrying value of the note is as follows:

	Note A	Note B	Note C	Note D	Total
	December 2,	January 27,	March 6,	March 30,
Issuance Date	2011	2012	2012	2012
Face Value – Convertible Note	$500,000	-	-	-	500,000
Add: Relative fair value of :
Derivative Liability	100,699	-	-	-	100,699
Conversions to shares thru December 31, 2011	(140,000)	-	-	-	(400,000)
Unamortized debt discount at December 31, 2011	(329,425)	-	-	-	(329,425)
Accrued Interest to December 31, 2011	4,027	-	-	-	4,027
Carrying amount of convertible note, net on December 31, 2011	$135,301	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	387,102
Add: Relative fair value of:
Derivative Liability	(100,699)	235,407	133,493	294,731	562,932
Discount amortization thru March 31, 2012	329,425	-	-	-	329,425
Unamortized debt discount at March 31, 2012	-	(112,706)	(68,750)	(162,102)	(343,558)
Interest Accrued thru March 31, 2012	4,473	3,015	750	-	8,238
Conversions to shares thru March 31, 2012	(368,500)	-	-	-	(368,500)
Carrying amount of convertible notes, net on March 31, 2012	$-	275,716	140,493	294,731	710,940

NOTE 8 – COMMON STOCK

For the three months ended March 31, 2012, 46,228,854 common shares were issued for $360,000 in principal and $8,500 in accrued interest on the convertible note issued December 2, 2012.

For the three months ended March 31, 2012, 12,500,000 shares of common stock were issued for $250,000 in principal on the promissory note issued December 2, 2012.

For the three months ended March 31, 2012, 3,000,000 shares of common stock were issued for services valued at $30,000.

In 2011, 2,000,000 common shares were issued as part of the settlement payment of $60,000.

In 2011, 13,050,580 common shares were issued for conversion of Promissory notes for $652,527 in principal.

In 2011, 15,590,954 common shares were issued for conversion of the convertible note for $140,000 in principal.

In 2011, 1,000,000 common stock shares were issued as a royalty payment of $20,000 for rent on behalf of the Company’s subsidiary, Nevada Rae Gold.

NOTE 9 – OPERATING LEASES

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

In 2011, Nevada Rae Gold (“NRG”) entered into a lease agreement to lease a 100% interest in 45 mining claims covering approximately 2,000 acres in Lander County, Nevada. The lease calls for NRG to pay the claim owners a gross royalty of 4% on gold sales or $0.50 per yard of gravels mined, whichever is greater. NRG will be required to make annual minimum advance royalty payments of $20,000. The term of the lease is for 10 years with an option for NRG to extend the term for a further 10 years.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2012:

Year ended	Total
December 31, 2012	$40,000
December 31, 2013	40,000
December 31, 2014	40,000
December 31, 2015	40,000
Thereafter	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease and will expire in July 2012. Rental expense for the three months ended March 31, 2012 was $1,222.

NOTE 10 – LEGAL PROCEEDINGS

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. v. Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company denies that there was a price adjustment as asserted by the plaintiff and intends to defend itself vigorously in the action.

NOTE 11 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2012, the Company had an accumulated deficit of $28,567,445, negative working capital of $3,516,616, and negative cash flows from operations of $340,965, raising substantial doubt about its ability to continue as a going concern. During the quarter ended March 31, 2012, the Company financed its operations through the sale of securities and issuance of debt.

Management’s plan to address the Company’s ability to continue as a going concern includes obtaining additional funding from the sale of the Company’s securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should we be unsuccessful, the Company may need to discontinue its operations.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of the convertible note converted $175,000 in principal and $3,015 in accrued interest into 24,040,601 shares of common stock.

Subsequent to quarter end, the Company has agreed to the assignments of additional $733,097 in principal amount of the promissory note to a third party investor. Subsequent to the assignments, the Company has received additional proceeds of $725,000 from the promissory note holder.

Subsequent to quarter end, the Company has issued an additional $129,000 in promissory note.

Subsequent to quarter end, the Company has purchased additional equipment for a total of $34,229.

The company evaluated subsequent events through May 15, 2012, the date the financial statements were issued.

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

Pacific Gold Corp. has four wholly-owned operating subsidiaries: Nevada Rae Gold, Inc., Fernley Gold, Inc., Pilot Mountain Resources Inc., and Pacific Metals Corp., through which it holds various prospects in Nevada and Colorado. The Company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold, tungsten and/or other mineral deposit potential.

Nevada Rae Gold, Inc.

NRG has permitted the Black Rock Canyon Mine with the BLM and the Nevada State Division of Environmental Protection (NDEP). NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage; additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security cameras that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, sand screw, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

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

During the first quarter of 2012, the Company completed its search for a suitable operations manager for the mine. Poor weather that occurred in the fourth quarter of 2011 continued in the first quarter of 2012, and daily maintenance of the screen plant was not efficient. In order to correct the plant throughput and improve the gold recovery the Company  worked closely with an engineering firm to perform a complete review of the water process in the plant to improve the delivery of clean water and to optimize the plant desanding process.  The Company worked to purchase and install the new water equipment as recommened by the consulting engineers. The Company has implemented a new screen plant maintenance schedule and is working on a new parts inventory system in order to improve the plant operating hours.

The Company screened approximately 10,629 cubic yards from the stockpile and newly mined gravels, in approximately 84 operating hours, and sold approximately 35 ounces of gold.

As at March 31, 2012 the mine had approximately a 17,000 cubic yard stockpile of gravel to be screened for gold.

Through March 31, 2012 the Company has invested approximately $9,860,000 into NRG.

Pilot Mountain Resources Inc.

In August 2005, Pacific Gold Corp. established a new subsidiary called Pilot Mountain Resources Inc., which then acquired Project W. Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area, and there are known mineral resources within the claim area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles southeast of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

Resource calculations from a feasibility study completed by Kaiser Engineers place the size of Project W at 9,061,600 tons, grading 0.386% Tungsten Tri-oxide (WO3) of combined proven, probable and possible ore, or approximately 35,000 tons of WO3.

The terms of the acquisition of Project W call for Pilot Mountain Resources Inc. to pay Platoro West a 2% gross royalty on all mineral sales from Project W. In addition to the claims, Pilot Mountain Resources Inc. received copies of previously prepared working documents and reports regarding Project W.

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

Financial Condition and Changes in Financial Condition

The Company had revenues from the sale of gold in the quarter ended March 31, 2012 of $47,283, with a negative gross margin of $39,388.

Operating expenses for the quarter ended March 31, 2012, totaled $624,805. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $344,625 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $40,943 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $27,840.  Interest expense totaled $411,323; of this amount, $343,496 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash, $66,606 was interest accrued on debt and $1,221 was interest expensed for late fees on trade payables for the quarter. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to March 31, 2012, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of March 31, 2012, our assets totaled $1,648,382, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $5,165,030 which primarily consisted of note payable to a shareholder of $1,223,031, accounts payable and accrued expenses of $1,650,120, notes payable to related parties of $420,106, and promissory notes of $987,900. We had an accumulated deficit of $28,567,445 and a working capital deficit of $3,516,617 at March 31, 2012.

At March 31, 2012, the balance of the note from a shareholder was $1,362,044 including accrued interest. The note bears interest at the rate of 10% and is due on January 2, 2013.

For the three months ended March 31, 2012, the convertible note holder has converted $360,000 in principal and $8,500 in accrued interest on the Convertible notes. An additional $387,102 was assigned to the convertible notes as discussed in note 7 to the financial statements. The face value of the notes including accrued interest at March 31, 2012 was $390,867. The notes are convertible into common shares of the company at a conversion rate of a 45% discount to the daily VWAP price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments. The notes bear interest at the rate of 12%, and due within one year of the notes issuance date.

For the three months ended March 31, 2012, the Company issued additional $243,000 in promissory notes to non–related party. The promissory notes are due on January 2, 2013. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the three months ended was $27,875. At March 31, 2012 the balance on the promissory notes was $1,021,819 including accrued interest, representing promissory notes owed to two individual debt holders.

For the year ended December 31, 2011, the Company has received additional net proceeds of $5,500 from related party notes payable. The notes are due on demand and are interest free. At March 31, 2012, the balance on the related party note was $420,106.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 58,728,854 shares of common stock for debt repayment of $610,000 in principal and $8,500 in accrued interest.

During the quarter the Company issued 3,000,000 shares of common stock for services valued at $30,000 based upon the closing price of our common stock at the grant date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Mine /Operating Name MSHA ID #	Section 104 S & S Citations (#)	Section 104 (b) Orders (#)	Section 104(d) Citations & Orders (#)	Section 110(b)(2) Violations (#)	Section 107 (a) Orders (#)	Value of MSHA Assessments Proposed ($)	Mining Related Facilities (#)	Received Notice of Pattern of Violations Section 104 (e) (Yes / No)	Received Notice of Potential to have Pattern Under Section 104 (e) (Yes / No)	Legal Actions Pending as of Last Day of Period (#)	Legal Actions Initiated During Period (#)	Legal Actions Resolved During Period (#)
Black Rock Canyon / 2602572	0	0	0	0	0	$0	1	No	No	0	0	0

The Black Rock Canyon mine did not receive any citations for the three months ended March 31, 2012.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	May 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	May 16, 2012
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	May 16, 2012
Mitchell Geisler