Form 10-Q
period 2012-06-30
PACIFIC GOLD CORP
filed 2012-08-14
CIK 1137855

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

 Yes o   No x

As of August 15, 2012, the Company had outstanding 891,478,230 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets

	June 30	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,075	$103,454
Accounts Receivable	31,335	18,844
Inventory	-	288,982
Prepaid Expenses	7,068	10,730
Total Current Assets	50,478	422,010
Mineral Rights, Plant and Equipment
Mineral Rights, net	576,411	570,411
Plant and Equipment, net	544,490	524,789
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,224,571	1,198,870
Intangibles
Total Intangibles, net	9,917	-
Other Assets:
Deposits	-	3,524
Reclamation Bond	196,780	196,780
Total Other Assets	196,780	200,304
TOTAL ASSETS	$1,481,746	$1,821,184
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$747,589	$655,230
Accrued Expenses	769,261	780,033
Notes Payable – Related Parties	103,395	414,606
Convertible Notes, Net	162,708	30,575
Accrued Interest – Convertible Note	19,647	4,027
Derivative Liability	1,562,870	100,699
Accrued Interest – Promissory Notes	44,125	143,145
Promissory Notes	1,117,000	1,244,900
Total Current Liabilities	4,526,595	3,373,215
Long Term Liabilities:
Accrued Interest	26,865	108,521
Notes Payable	1,611,908	1,223,031
Total Liabilities	6,165,368	4,704,767
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at June 30, 2012 and December 31, 2011	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 870,439,113, and 775,374,185 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	870,440	775,374
Additional Paid-in Capital	24,779,196	23,526,225
Accumulated Deficit	(30,333,258)	(27,185,182)
Total Stockholders’ Deficit	(4,683,622)	(2,883,583)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,481,746	$1,821,184

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue:
Total Revenue	$31,375	$-	$78,658	$-
Production Costs
Production Costs	36,465	-	88,719	-
Depreciation	38,032	39,043	72,449	78,948
Gross Margin	(43,122)	(39,043)	(82,510)	(78,948)

Operating Expenses:
General and Administrative	803,440	398,483	1,428,245	575,299
(Gain) / Loss on Sale of Assets	-	(14,500)	-	(14,500)
Total Operating Expenses	803,440	383,983	1,428,245	560,799

Net Loss from Operations	(846,562)	(423,026)	(1,510,755)	(639,747)

Other Income/(Expenses)
Gain on Extinguishment of Debt	40,904	-	40,904	13,882
Foreign Exchange Gain / (Loss)	746	(991)	-	(14,840)
Amortization of Debt Discount	(344,163)	-	(717,133)	-
Interest Expense	(436,011)	(68,637)	(847,334)	(122,211)
Other Income	-	102	-	51,069
Change in Fair Value of Derivative Liability	(180,727)	-	(113,758)	-
Total Other Income /(Expenses)	(919,251)	(69,526)	(1,637,321)	(711,847)
Net Income/(Loss)	(1,765,813)	(492,552)	(3,148,076)	(1,351,594)

Basic and Diluted Earnings/(Loss) per Share	$(0.002)	$(0.001)	$(0.004)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	858,266,075	745,732,651	827,544,045	745,456,406

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,148,076)	$(711,847)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	72,449	78,948
Non-cash Portion of Interest on Convertible Debt	697,811	-
Issuance of Stock for Services	30,000	-
Asset Write Down	9,893	-
(Gain) / Loss on Sales of Equipment	-	(14,500)
Gain on Extinguishment of Debt	(40,904)	-
Amortization of Debt Discount	717,133	-
Change in Fair Value of Derivative Liability	113,758	-
Changes in:
Inventory	288,982	-
Accounts Receivable	(12,491)	-
Prepaid Expenses	3,662	(2,798)
Accounts Payable	133,263	(157,814)
Accrued Expenses	(10,772)	56,562
Accrued Interest	147,749	119,814
NET CASH USED IN OPERATING ACTIVITIES	(997,543)	(631,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and Development of Property and Equipment	(117,960)	(36,165)
Net Change in Deposits	3,524	(1,574)
Proceeds from Sale of Equipment	-	14,500
NET CASH PROVIDED USED IN INVESTING ACTIVITIES	(114,436)	(23,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	(25,000)	-
Proceeds from Related Party Debt	(46,400)	47,368
Proceeds from Promissory Notes	1,092,000	587,540
Proceeds from Note Payable	-	-
NET CASH PROVIDED USED IN FINANCING ACTIVITIES	1,020,600	634,908

NET CHANGE IN CASH AND CASH EQUIVALENTS	(91,379)	(19,966)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	103,454	29,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,075	$9,466
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$969,900	$-
Assignment of Promissory Notes Accrued Interest to Convertible Note	$150,300	$-
Conversion of Notes Payable	$1,318,036	$-
Stock Issued for Settlement Payment	$-	$60,000
Assignment of Related Party Note to Note Payable	$239,811	$-
Accrued Interest Added to Note Principal	$149,066	$188,185

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold” or “The Company”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold mineralization. Pacific Gold through its subsidiaries currently owns claims, property and leases in Nevada and Colorado.

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

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to the June 30, 2012 financial statements presentation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of June 30, 2012.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2012, and December 31, 2011 there was no allowance for bad debts

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining.

The major classes of inventories as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
Finished Goods	$-	$-
Stockpile Ore	-	288,982
Total	$-	$288,982

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

Intangible Assets

The Company’s Subsidiary, Pacific Metals Inc., has acquired a mining claims database which will be amortized over its estimated useful life of ten years using a straight line method.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $83 for the three months ended June 30, 2012.

For these assets, amortization expense over the next five years is expected to be $4,500.

Year	USD
2012	$500
2013	1,000
2014	1,000
2015	1,000
2016	1,000
$4,500

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June 30, 2012, the Company did not have any potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the quarters ended June 30, 2012, and June 30, 2011 the Company incurred $23,862 and $4,438, respectively, in advertising costs.

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

The Company accounts for modifications of its Embedded Conversion Features in accordance with ASC 470-50, Debt – Modifications and Exchanges, which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to ASC 470-50-40, Debt – Modification and Exchanges – Extinguishment of Debt.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the six months ended June 30, 2012.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 3 – PLANT AND EQUIPMENT

The Company wrote off $9,893 of equipment during the six months ended June 30, 2012.

During the six months ended June 30, 2012 the Company purchased equipment for a total cost of $101,962.

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

Plant and equipment at June 30, 2012 and December 31, 2011, consisted of the following:

PLANT AND EQUIPMENT	June 30, 2012	December 31, 2011
Building	$795,355	$795,355
Accumulated Depreciation	(548,824)	(507,311)
Equipment	1,007,342	916,582
Accumulated Depreciation	(709,383)	(679,837)
	$544,490	$524,789

For the three months ended June 30, 2012 and June 30, 2011, depreciation expense was $37,949 and $39,043, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at June 30, 2012 and December 31, 2011 consisted of the following:

MINERAL RIGHTS	June 30, 2012	December 31, 2011
Nevada Rae Gold – Morris Land	$221,119	$221,119
Accumulated Depletion	(273)	(273)
Fernley Gold – Lower Olinghouse	129,267	123,267
Pilot Mountain Resources – Project W	193,043	193,043
Pacific Metals – Graysill Claims	33,255	33,255
	$576,411	$570,411

As of June 30, 2012 and December 31, 2011 the amount allocated to undeveloped mineral rights was $10,000.

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

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

On December 2, 2011, $1,000,000 in principal and $91,711 in accrued interest of an unsecured loan from a company owned by the Chief Executive Officer was assigned to a non-affiliate debt holder, as discussed in Note 6 – Promissory Notes. As of June 30, 2012, Pacific Gold owes $1,611,908 in principal to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.05 per share. Interest expense on the loan for the three months ended June 30, 2012 was $26,865. Including interest, the balance on the loan at June 30, 2012 was $1,638,773.

Pacific Gold owes its executives $113,980 and $203,434 in short term notes payable reflected in the accrued expenses for the periods ended June 30, 2012 and December 31, 2011, respectively. These short term notes are interest free and due on demand.

Pacific Gold owes $103,395 to related parties in short term notes payable for the six months ended June 30, 2012. These short term notes are interest free and due on demand.

NOTE 6 – PROMISSORY NOTES

During the six months ended June 30, 2012, the Company received total proceeds of $1,092,000 from non-affiliates. The notes agreements accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest is due on January 2, 2013.

During the six months ended June 30, 2012, $969,900 in principal and $150,300 in accrued interest on the promissory notes were assigned to a third party that is not affiliated with the Company as discussed in Note 7.

During the six months ended June 30, 2012, $250,000 in principal was converted into 12,500,000 shares of common stock.

As of June 30, 2012, Pacific Gold owes $1,161,125 in promissory notes.

A summary of the notes is as follows:

Balance at January 1, 2011	$90,000
Proceeds Received	807,427
Promissory Note Assigned	1,000,000
Interest Accrued thru December 31, 2011	143,145
Payments thru December 31, 2011	-
Conversions thru December 31, 2011	(652,527)
Balance at December 31, 2011	$1,388,045

Proceeds Received	1,092,000
Interest Accrued thru June 30, 2012	51,280
Payments thru June 30, 2012	-
Conversions thru June 30, 2012	(250,000)
Assignment of Promissory Note to Convertible Note thru June 30, 2012	(1,120,200)
Balance at June 30, 2012	$1,161,125

NOTE 7 – FINANCING

On December 2, 2011, the Company agreed to the assignment of $500,000 in principal amount of an outstanding note, which represents a portion of the note the Company issued to the original debt holder on January 2, 2011.  The assignment was to a third party that is not affiliated with the Company.  In connection with the assignment, the Company agreed to various modifications of the note for the benefit of the new holder, which enhance and reset the conversion features of the note and change certain other basic terms of the note.  As a result of the amendments, the note now (i) has a conversion rate of a 45% discount to the daily VWAP (volume – weighted average price, which is a measure of the average price the stock has traded over the trading horizon) price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments, (ii) has an annual interest rate of 12%, due at maturity, (iii) has a new maturity date of December 2, 2012, (iv) permits prepayment only with a premium of 50% of the amount being repaid, (v) has ratchet protection of the conversion anti-dilution provisions for all future issuances or potential issuances of securities by the Company at less than the then conversion rate, and (vi) has additional default provisions, including additional events of default and an default interest rate of 24.99%.  The Company has also agreed that the assigned debt will not be subordinate to new debt, other than purchase money and similar debt, which may have the effect of limiting the company’s access to additional debt capital while the note is outstanding.  Based on the above and without taking into account the conversion of any of the interest to be earned or converted, the principal if fully converted represents the potential issuance of 50,000,000 shares, limited to a maximum conversion right at any one time to 4.99% of the then outstanding shares of common stock of the company.

During the six months ended June 30, 2012, the Company agreed to the assignment of an additional $969,900 in principal and $150,300 in accrued interest of outstanding promissory notes to the third party under the same terms as discussed above. All convertible notes mature within a year of the notes issuance date.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E	Note F	Total
	December 2,	January 27,	March 6,	March 30,	April 23,	May 08,
Issuance Date	2011	2012	2012	2012	2012	2012
Face Value – Convertible Note	$500,000	-	-	-	-	-	500,000
Add: Relative fair value of :
Derivative Liability	100,699	-	-	-	-	-	100,699
Conversions to shares thru December 31, 2011	(140,000)	-	-	-	-	-	(400,000)
Unamortized debt discount at December 31, 2011	(329,425)	-	-	-	-	-	(329,425)
Accrued Interest to December 31, 2011	4,027	-	-	-	-	-	4,027
Carrying amount of convertible note, net on December 31, 2011	$135,301	-	-	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	-	-	387,102
Add: Relative fair value of:
Derivative Liability	(100,699)	235,407	133,493	294,731	-	-	562,932
Discount amortization thru March 31, 2012	329,425	-	-	-	-	-	329,425
Unamortized debt discount at March 31, 2012	-	(112,706)	(68,750)	(162,102)	-	-	(343,558)
Interest Accrued thru March 31, 2012	4,473	3,015	750	-	-	-	8,238
Conversions to shares thru March 31, 2012	(368,500)	-	-	-	-	-	(368,500)
Carrying amount of convertible notes, net on March 31, 2012	$-	275,716	140,493	294,731	-	-	710,940

Add: Face Value – Convertible Notes assigned	-	-	-	-	233,098	500,000	733,098
Add: Relative fair value of:
Derivative Liability	-	(235,407)	(133,493)	(11,676)	407,024	872,791	899,239
Discount amortization thru June 30, 2012	-	112,706	68,750	40,525	-	-	221,981
Unamortized debt discount at June 30, 2012	-	-	-	-	(194,248)	(416,667)	(610,915)
Interest Accrued thru June 30, 2012	-	-	1,173	4,912	4,685	10,050	20,820
Conversions to shares thru June 30, 2012	-	(153,015)	(76,923)	-	-	-	(229,938)
Carrying amount of convertible notes, net on June 30, 2012	$-	-	-	328,492	450,559	966,174	1,745,225

NOTE 8 – COMMON STOCK

For the six months ended June 30, 2012, 79,564,926 common shares were issued for $585,000 in principal and $13,438 in accrued interest on the convertible notes discussed in Note 7 above.

For the six months ended June 30, 2012, 12,500,000 shares of common stock were issued for $250,000 in principal on the promissory note issued December 2, 2012.

For the six months ended June 30, 2012, 3,000,000 shares of common stock were issued for services valued at $30,000.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2012:

Year ended	Total
December 31, 2012	$40,000
December 31, 2013	40,000
December 31, 2014	40,000
December 31, 2015	40,000
Thereafter	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease and will expire in July 2012. Rental expense for the six months ended June 30, 2012 was $2,442.

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

NOTE 11 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2012, the Company had an accumulated deficit of $30,333,258, negative working capital of $4,476,117, and negative cash flows from operations of $997,543, raising substantial doubt about its ability to continue as a going concern. During the quarter ended June 30, 2012, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holder of the convertible note converted $111,602 in principal into 21,039,117 shares of common stock.

Subsequent to quarter end, the Company received additional proceeds of $167,000 in the form of promissory notes

Subsequent to quarter end, the Company issued $53,000 in a convertible note to a non affiliate.

The company evaluated subsequent events through August 15, 2012, the date the financial statements were issued.

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

Nevada Rae Gold, Inc.

NRG has permitted the Black Rock Canyon Mine (“BRCM”) with the BLM and the Nevada State Division of Environmental Protection (NDEP). NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage; additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security cameras that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, sand screw, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

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

During the second quarter of 2012, the Company’s new Operation Manager began work at the BRCM. New rental equipment arrived, preparations for new mining began and processing of stockpiled ores was undertaken.

During the quarter the Company screened approximately 7,100 cubic yards from the stockpile and newly mined gravels, in approximately 60 operating hours, and sold approximately 25 ounces of gold.

Through June 30, 2012 the Company has invested approximately $10,492,900 into NRG.

Pilot Mountain Resources Inc.

In the second quarter of 2012, Pilot Metals continued work on its evaluation of Project W. The Company has received regular reports from management at Project W during the quarter. Pilot Metals reported that the resource estimate appears to be 36% larger than their original estimates. Additionally, Pilot Metals has begun working on their Metallurgical review and Scoping study.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the second quarter.

Financial Condition and Changes in Financial Condition

The Company had revenues from the sale of gold in the quarter ended June 30, 2012 of $31,375, with a negative gross margin of $43,122.

Operating expenses for the quarter ended June 30, 2012, totaled $803,440. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $11,105 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $76,948 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $59,079.  Interest expense totaled $379,003; of this amount, $354,315 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash, $24,688 was interest accrued on debt and interest expensed for late fees on trade payables for the quarter. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to June 30, 2012, we have funded our operations from the sale of securities, issuance of debt and loans from shareholders.

As of June 30, 2012, our assets totaled $1,481,746, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $6,165,368 which primarily consisted of note payable to a shareholder of $1,611,908, accounts payable and accrued expenses of $1,516,850, notes payable to related parties of $103,395, and promissory notes of $1,117,000. We had an accumulated deficit of $30,333,258 and a working capital deficit of $4,476,117 at June 30, 2012.

At June 30, 2012, the balance of the note from a shareholder was $1,638,773 including accrued interest. The note bears interest at the rate of 10% and is due on January 2, 2013.

For the six months ended June 30, 2012, the convertible note holder has converted $585,000 in principal and $13,438 in accrued interest on the Convertible notes. An additional $1,120,200 was assigned to the convertible notes as discussed in note 7 to the financial statements. The face value of the notes including accrued interest at June 30, 2012 was $914,847. The notes are convertible into common shares of the company at a conversion rate of a 45% discount to the daily VWAP price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments. The notes bear interest at the rate of 12%, and due within one year of the notes issuance date.

For the six months ended June 30, 2012, the Company issued additional $1,092,000 in promissory notes to non–related party. The promissory notes are due on January 2, 2013. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the three months ended was $51,280. At June 30, 2012 the balance on the promissory notes was $1,161,125 including accrued interest, representing promissory notes owed to two individual debt holders.

For the six months ended June 30, 2011, the Company has made payments of $46,400 towards related party notes payable. The notes are due on demand and are interest free. At June 30, 2012, the balance on the related party note was $103,395.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 33,336,074 shares of common stock for debt repayment of $225,000 in principal and $4,938 in accrued interest.

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

The Black Rock Canyon mine did not receive any citations for the six months ended June 30, 2012.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	August 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	August 14, 2012
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	August 14, 2012
Mitchell Geisler