Form 10-Q/A
period 2012-06-30
PACIFIC GOLD CORP
filed 2012-08-22
CIK 1137855

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

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

As of August 14, 2012, the Company had outstanding 891,478,230 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets

	June 30	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,075	$103,454
Accounts Receivable	31,335	18,844
Inventory	-	288,982
Prepaid Expenses	7,068	10,730
Total Current Assets	50,478	422,010
Mineral Rights, Plant and Equipment
Mineral Rights, net	576,411	570,411
Plant and Equipment, net	544,490	524,789
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,224,571	1,198,870
Intangibles
Total Intangibles, net	9,917	-
Other Assets:
Deposits	-	3,524
Reclamation Bond	196,780	196,780
Total Other Assets	196,780	200,304
TOTAL ASSETS	$1,481,746	$1,821,184
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$747,589	$655,230
Accrued Expenses	769,261	780,033
Notes Payable – Related Parties	103,395	414,606
Convertible Notes, Net	162,708	30,575
Accrued Interest – Convertible Note	19,647	4,027
Derivative Liability	1,562,870	100,699
Accrued Interest – Promissory Notes	44,125	143,145
Promissory Notes	1,117,000	1,244,900
Total Current Liabilities	4,526,595	3,373,215
Long Term Liabilities:
Accrued Interest	26,865	108,521
Notes Payable	1,611,908	1,223,031
Total Liabilities	6,165,368	4,704,767
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at June 30, 2012 and December 31, 2011	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 870,439,113, and 775,374,185 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	870,440	775,374
Additional Paid-in Capital	24,779,196	23,526,225
Accumulated Deficit	(30,333,258)	(27,185,182)
Total Stockholders’ Deficit	(4,683,622)	(2,883,583)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,481,746	$1,821,184

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue:
Total Revenue	$31,375	$-	$78,658	$-
Production Costs
Production Costs	36,465	-	88,719	-
Depreciation	38,032	39,043	72,449	78,948
Gross Margin	(43,122)	(39,043)	(82,510)	(78,948)

Operating Expenses:
General and Administrative	803,440	398,483	1,428,245	575,299
(Gain) / Loss on Sale of Assets	-	(14,500)	-	(14,500)
Total Operating Expenses	803,440	383,983	1,428,245	560,799

Net Loss from Operations	(846,562)	(423,026)	(1,510,755)	(639,747)

Other Income/(Expenses)
Gain on Extinguishment of Debt	40,904	-	40,904	13,882
Foreign Exchange Gain / (Loss)	746	(991)	-	(14,840)
Amortization of Debt Discount	(344,163)	-	(717,133)	-
Interest Expense	(436,011)	(68,637)	(847,334)	(122,211)
Other Income	-	102	-	51,069
Change in Fair Value of Derivative Liability	(180,727)	-	(113,758)	-
Total Other Income /(Expenses)	(919,251)	(69,526)	(1,637,321)	(72,100)
Net Income/(Loss)	(1,765,813)	(492,552)	(3,148,076)	(711,847)

Basic and Diluted Earnings/(Loss) per Share	$(0.002)	$(0.001)	$(0.004)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	858,266,075	745,732,651	827,544,045	745,456,406

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

The company evaluated subsequent events through August 14, 2012, the date the financial statements were issued.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	August 20, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	August 20, 2012
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	August 20, 2012
Mitchell Geisler