Form 10-K/A
period 2011-12-31
PACIFIC GOLD CORP
filed 2012-09-13
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of September 12, 2012 the aggregate market value of the voting stock held by non-affiliates was approximately $2,726,254.32.

As of September 12, 2012, the Company had outstanding 1,090,501,728 shares of its common stock, par value $0.001.

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

Operations

NRG has permitted the Black Rock Canyon Mine with the BLM and the Nevada State Division of Environmental Protection (NDEP). The Black Rock Canyon Mine is permitted to mine and process up to 480,000 yards of gravel per year. Additionally  for the mine the company must prepare quarterly and annual reports for the NDEP covering  items including water wells, water pollution control, stormwater, mining and reclamation activities, and must prepare an annual air permit report. NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage, additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security cameras that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, sand screw, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including bull dozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

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

Through December 31, 2011 the Company has invested approximately $9,600,000 into NRG.

Because the definitions of “reserves”, “proven reserves” and “probable reserves” under the Industry Guide 7 of the SEC have specific requirements to be satisfied before there may be disclosure of reserve estimates, the Company is without known reserves.

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

Because the definitions of “reserves”, “proven reserves” and “probable reserves” under the Industry Guide 7 of the SEC have specific requirements to be satisfied before there may be disclosure of reserve estimates, the Company is without known reserves.

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

Because the definitions of “reserves”, “proven reserves” and “probable reserves” under the Industry Guide 7 of the SEC have specific requirements to be satisfied before there may be disclosure of reserve estimates, the Company is without known reserves.

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

ITEM 1A. RISK FACTORS

We have placed our Black Rock Canyon Mine into production without first establishing mineral Reserves, as defined by SEC Industry Guide 7, supported by a technical report or a feasibility study. Historically such projects have a much higher risk of economic or technical failure.

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

Mining production information for the year 2011 is described under Item 1 – Operating Subsidiaries – Nevada Rae Gold, Inc.

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

A subsidiary of the Company, Nevada Rae, has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $127,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed.  The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions will be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

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

Mineral Rights

All mine-related costs, other than acquisition costs, are expensed prior to the establishment of a proven or probable mineral resource. Mineral resources designated as proven and probable are supported by the requisite geologic, technical and economic work.  Once proven or probable mineral resources are established, all development and other site-specific costs are capitalized.

Capitalized development costs and production facilities are depleted using the units-of-production method based on the estimated gold which can be recovered from the mineral resources processed. Lease development costs for non-producing properties are amortized over their remaining lease term if limited. Maintenance and repairs are charged to expense as incurred.

As per Industry guide 7 we have no proven or probable reserves.

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360. Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

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

Stock based compensation.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the year ended December 31, 2011 or 2010

Recently issued accounting pronouncements

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

A subsidiary of the Company, Nevada Rae, has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $127,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed.  The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions will be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a. Exhibits

Exhibit Number

Name of Exhibit

3.1

Certificate of Incorporation of Pacific Gold Corp., as amended (incorporated by reference to the registrant’s Form 10-SB, filed on April 30, 2001, Exhibits 3.01 and 3.02).

3.2

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to registrant’s Definitive Proxy Statement, Exhibit A, filed August 18, 2003).

3.3

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the registrant’s Definitive Proxy Statement, Exhibit A, filed on October 10, 2002).

3.4

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the registrant’s Definitive Proxy Statement, Exhibit A, filed on December 7, 2009).

3.5

Bylaws of Pacific Gold Corp. (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 3.03).

4.1

Form of Common Stock Certificate (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 4.1).

4.2

2006 Performance Equity Plan (Incorporated by reference from Schedule 14C filed January 10, 2006).

4.3

2007 Performance Equity Plan (Incorporated by reference from Registration Statement on Form S-8, filed July 10, 2007, Exhibit 4.1)

4.4

Form of Modified $500,000 Promissory Note, as of April 23, 2012(1)

4.5

Form of $53,000 Promissory Note, as of July 26, 2012(1)

4.6

Form of $1,626,408 Promissory Note as of May 1, 2012(1)

10.1

PMR Agreement with Pilot Metals Inc.(1)

10.2

Nevada Rea Gold, Inc. Lease Agreement regarding Bullion Monarch, dated October 1, 2003.(1)

10.3

Nevada Rea Gold, Inc. Lease Agreement regarding B&B Claims, dated June 1, 2011.(1)

10.4

Fernley Gold, Inc. Lease Agreement with Butcher Boy Mines, dated May 12, 2004. (1)

21.1

Subsidiaries of Pacific Gold Corp.(1)

23.1

Consent of Silberstein Ungar, PLLC.(1)

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	September 12, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	September 12, 2012
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	September 12, 2012
Mitchell Geisler