Form 10-Q
period 2012-09-30
PACIFIC GOLD CORP
filed 2012-11-14
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

As of November 08, 2012, the Company had outstanding 2,067,064,343 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$88,687	$103,454
Accounts Receivable	12,849	18,844
Inventory	45,393	288,982
Prepaid Expenses	8,978	10,730
Total Current Assets	155,907	422,010
Mineral Rights, Plant and Equipment
Mineral rights, net	640,991	570,411
Plant and Equipment, net	507,877	524,789
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,252,538	1,198,870
Intangibles
Total Intangibles, net	9,667	-
Other Assets:
Deposits	-	3,524
Reclamation Bond	197,938	196,780
Total Other Assets	197,938	200,304
TOTAL ASSETS	$1,616,050	$1,821,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities:
Accounts Payable	$977,462	$655,230
Accrued Expenses	260,523	780,033
Notes Payable – Related Parties	-	414,606
Convertible Notes, Net	357,750	30,575
Accrued Interest – Convertible Note	27,328	4,027
Derivative Liability	863,819	100,699
Accrued Interest – Promissory Notes	70,180	143,145
Promissory Notes	1,073,900	1,244,900
Total Current Liabilities	3,630,962	3,373,215
Long Term Liabilities:
Accrued Interest	-	108,521
Notes Payable	1,494,706	1,223,031
Total Liabilities	5,125,668	4,704,767
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at September 30, 2012 and December 31, 2011	-	-
Common Stock - $0.001 par value; 5,000,000,000 shares authorized, 2,038,765,222 and 775,374,185 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	2,038,766	775,374
Additional Paid-in Capital	27,365,263	23,526,225
Accumulated Deficit	(32,913,647)	(27,185,182)
Total Stockholders’ Deficit	(3,509,618)	(2,883,583)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,616,050	$1,821,184

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue:
Total Revenue	$82,457	$71,019	$161,115	$71,019
Production Costs
Production Costs	323,045	78,687	411,764	78,687
Depreciation	39,338	37,374	111,787	116,322
Gross Margin	(279,926)	(45,042)	(362,436)	(123,990)

Operating Expenses:
General and Administrative	338,794	324,170	1,767,039	899,469
Asset Write Down	-	989	-	989
Inventory Write Down	85,760	18,840	85,760	18,840
Gain on Sale of Assets	-	-	-	(14,500)
Total Operating Expenses	424,554	343,999	1,852,799	904,798

Net Loss from Operations	(704,480)	(389,041)	(2,215,235)	(1,028,788)

Other Income/(Expenses)
Gain / (Loss) on Extinguishment of Debt	(1,016,674)	3,012	(975,770)	16,894
Foreign Exchange Gain / (Loss)	(1,543)	(2,723)	(1,543)	(17,563)
Amortization of Debt Discount	(698,741)	-	(1,415,874)	-
Interest Expense	(118,030)	(76,915)	(965,364)	(199,126)
Other Income	6,305	450,938	6,305	502,007
Interest Income	-	109	-	109
Change in Fair Value of Derivative Liability	(47,226)	-	(160,984)	-
Total Other Income /(Expenses)	(1,875,909)	374,421	(3,513,230)	302,321
Net Loss	(2,580,389)	(14,620)	(5,728,465)	(726,467)

Basic and Diluted Loss per Share	$(0.003)	$(0.000)	$(0.006)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	988,899,065	745,732,651	881,721,644	745,549,501

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,728,465)	$(726,467)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	111,787	116,322
Non-cash Portion of Interest on Convertible Debt	726,520	-
Issuance of Stock for Services	47,600	-
Asset Write Down	9,893	989
(Gain) / Loss on Sales of Equipment	-	(14,500)
Loss on Extinguishment of Debt	975,770	-
Amortization of Debt Discount	1,415,874	-
Change in Fair Value of Derivative Liability	160,984	-
Changes in:		-
Inventory	243,589	(29,402)
Accounts Receivable	5,995	(22,020)
Prepaid Expenses	1,752	(11,479)
Accounts Payable	363,139	(241,615)
Accrued Expenses	117,930	66,422
Accrued Interest	236,978	190,950
NET CASH USED IN OPERATING ACTIVITIES	(1,310,654)	(670,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(185,017)	(155,925)
Investment in Reclamation Bond	(1,158)	-
Net Change in Deposits	3,524	(2,415)
Proceeds from Sale of Equipment	-	14,500
NET CASH USED IN INVESTING ACTIVITIES	(182,651)	(143,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	(68,562)	-
Payments on Note Payable	(4,300)	-
Proceeds from Related Party Debt	-	159,673
Proceeds from Promissory Notes	1,384,900	807,440
Proceeds from Convertible Notes	166,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,478,538	967,113

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,767)	152,473
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	103,454	29,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,687	$181,905

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$1,212,900	$-
Assignment of Promissory Notes Accrued Interest to Convertible Note	$150,300	$-
Conversion of Notes Payable into Common Stock	$3,304,917	$-
Conversion of Accrued Expenses into Common Stock	$637,440	$-
Conversion of Accrued Interest into Common Stock	$95,796	$-
Stock Issued for Settlement Payment	$-	$60,000
Assignment of Related Party Note to Note Payable	$239,811	$-
Accrued Interest added to Note Principal	$149,066	$188,185

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2012

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

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to the September 30, 2012 financial statements presentation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Pacific Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of September 30, 2012.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2012, and December 31, 2011 there was no allowance for bad debts.

Inventories

Inventories are stated at the lower of average cost or net realizable value. Costs included are limited to those directly related to mining. For the nine months ended September 30, 2012 $85,760 in inventory was written down to reflect the net realizable value of inventory.

The major classes of inventories as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
Finished Goods	$-	$-
Stockpile Ore	45,393	288,982
Total	$45,393	$288,982

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

Intangibles Assets	September 30, 2012	December 31, 2011
Mining Claims Database	$10,000	$-
Accumulated Amortization	(333)	-
Net	$9,667	$-

Amortization Expense for the nine months ended September 30, 2012 and 2011 was $333 and $0, respectively.

For these assets, amortization expense over the next five years is expected to be $4,250.

Year	USD
2012	$250
2013	1,000
2014	1,000
2015	1,000
2016	1,000
$4,250

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the nine months ended September 30, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2012, the Company has 391,959,799 potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the quarters ended September 30, 2012, and September 30, 2011 the Company incurred $33,787 and $6,668, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the nine months ended September 30, 2012.

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 3 – PLANT AND EQUIPMENT

The Company wrote off $9,893 of equipment during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012 the Company purchased equipment for a total cost of $104,437.

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

Plant and equipment at September 30, 2012 and December 31, 2011, consisted of the following:

PLANT AND EQUIPMENT	September 30, 2012	December 31, 2011
Building	$795,355	$795,355
Accumulated Depreciation	(569,526)	(507,311)
Equipment	1,009,817	916,582
Accumulated Depreciation	(727,769)	(679,837)
	$507,877	$524,789

For the three months ended September 30, 2012 and September 30, 2011, depreciation expense was $39,338 and $37,374, respectively.

NOTE 4 – MINERAL RIGHTS

Mineral rights at September 30, 2012 and December 31, 2011 consisted of the following:

MINERAL RIGHTS	September 30, 2012	December 31, 2011
Nevada Rae Gold – Morris Land	$268,279	$221,119
Accumulated Depletion	(273)	(273)
Fernley Gold – Lower Olinghouse	137,027	123,267
Pilot Mountain Resources – Project W	199,343	193,043
Pacific Metals – Graysill Claims	36,615	33,255
	$640,991	$570,411

As of September 30, 2012 and December 31, 2011 the amount allocated to undeveloped mineral rights was $10,000.

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

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

On December 2, 2011, $1,000,000 in principal and $91,711 in accrued interest of an unsecured loan from a company owned by the Chief Executive Officer was assigned to a non-affiliate debt holder, as discussed in Note 6 – Promissory Notes. Interest expense on the loan for the three months ended September 30, 2012 was $40,233. On September 28, 2012 $180,000 in principal and interest on the loan was converted into 144,000,000 shares of the Company. As of September 30, 2012, Pacific Gold owes $1,494,706 in principal on the note. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.05 per share.

Pacific Gold owes its executives $0 and $203,434 in short term notes payable reflected in the accrued expenses for the periods ended September 30, 2012 and December 31, 2011, respectively. These short term notes were interest free and due on demand. On September 28, 2012 the remaining balance on the short term notes was converted into 111,366,328 shares of common stock.

NOTE 6 – PROMISSORY NOTES

During the nine months ended September 30, 2012, the Company received total proceeds of $1,384,900 from non-affiliates. The notes agreements of $1,333,900 of the proceeds accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest is due on January 2, 2013. $51,000 of the new proceeds was interest free and converted into 40,800,000 shares of common stock.

During the nine months ended September 30, 2012, $1,212,900 in principal and $150,300 in accrued interest on the promissory notes were assigned to a third party that is not affiliated with the Company as discussed in Note 7.

During the nine months ended September 30, 2012, $343,000 in principal was converted into 86,900,000 shares of common stock.

As of September 30, 2012, Pacific Gold owes $1,144,080 in promissory notes.

A summary of the notes is as follows:

Balance at January 1, 2011	$90,000
Proceeds Received	807,427
Promissory Note Assigned	1,000,000
Interest Accrued thru December 31, 2011	143,145
Payments thru December 31, 2011	-
Conversions thru December 31, 2011	(652,527)
Balance at December 31, 2011	$1,388,045

Proceeds Received	1,384,900
Interest Accrued thru September 30, 2012	77,335
Payments thru September 30, 2012	-
Conversions thru September 30, 2012	(343,000)
Assignment of Promissory Note to Convertible Note thru September 30, 2012	(1,363,200)
Balance at September 30, 2012	$1,144,080

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

During the nine months ended September 30, 2012, the Company agreed to the assignment of an additional $1,212,900 in principal and $150,300 in accrued interest of outstanding promissory notes to the third party under the same terms as discussed above. All convertible notes mature within a year of the notes issuance date.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E	Note F	Note G	Total
	December 2,	January 27,	March 6,	March 30,	April 23,	May 08,	July 18,
Issuance Date	2011	2012	2012	2012	2012	2012	2012
Face Value – Convertible Note	$500,000	-	-	-	-	-	-	500,000
Add: Relative fair value of :
Derivative Liability	100,699	-	-	-	-	-	-	100,699
Conversions to shares thru December 31, 2011	(140,000)	-	-	-	-	-	-	(400,000)
Unamortized debt discount at December 31, 2011	(329,425)	-	-	-	-	-	-	(329,425)
Accrued Interest to December 31, 2011	4,027	-	-	-	-	-	-	4,027
Carrying amount of convertible note, net on December 31, 2011	$135,301	-	-	-	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	-	-	-	387,102
Add: Relative fair value of:
Derivative Liability	(100,699)	235,407	133,493	294,731	-	-	-	562,932
Discount amortization thru March 31, 2012	329,425	-	-	-	-	-	-	329,425
Unamortized debt discount at March 31, 2012	-	(112,706)	(68,750)	(162,102)	-	-	-	(343,558)
Interest Accrued thru March 31, 2012	4,473	3,015	750	-	-	-	-	8,238
Conversions to shares thru March 31, 2012	(368,500)	-	-	-	-	-	-	(368,500)
Carrying amount of convertible notes, net on March 31, 2012	$-	275,716	140,493	294,731	-	-	-	710,940

Add: Face Value – Convertible Notes assigned	-	-	-	-	233,098	500,000	-	733,098
Add: Relative fair value of:
Derivative Liability	-	(235,407)	(133,493)	(11,676)	407,024	872,791	-	899,239
Discount amortization thru June 30, 2012	-	112,706	68,750	40,525	-	-	-	221,981
Unamortized debt discount at June 30, 2012	-	-	-	-	(194,248)	(416,667)	-	(610,915)
Interest Accrued thru June 30, 2012	-	-	1,173	4,912	4,685	10,050	-	20,820
Conversions to shares thru June 30, 2012	-	(153,015)	(76,923)	-	-	-	-	(229,938)
Carrying amount of convertible notes, net on June 30, 2012	$-	-	-	328,492	450,559	966,174	-	1,745,225

Add: Face Value – Convertible Notes assigned	-	-	-	-	-	-	18,000	18,000
Add: Relative fair value of:
Derivative Liability	-	-	-	(283,055)	(407,024)	(43,645)	34,673	(699,051)
Discount amortization thru September 30, 2012	-	-	-	121,577	194,248	154,167	-	469,992
Unamortized debt discount at September 30, 2012	-	-	-	-	-	-	(14,250)	(14,250)
Interest Accrued thru September 30, 2012	-	-	-	-	5,664	15,455	360	21,479
Conversions to shares thru September 30, 2012	-	-	-	(167,014)	(243,447)	(50,000)	-	(460,461)
Carrying amount of convertible notes, net on September 30, 2012	-	-	-	-	-	1,042,151	38,783	1,080,934

On August 2nd, 2012, and September 10, 2012 a holder of $150,000 and $75,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligation to a third party.  In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of September 30, 2012 the investor has converted all of the debt obligations into 124,604,033 shares of common stock of the Company.

On July 27, 2012, August 29, 2012 and September 10, 2012 the company issued $53,000, $75,000, and$78,500, respectively, in convertible notes to the same third party discussed above. The notes are convertible beginning at a date which is (180) one hundred and eighty days following the issuance dates and have a conversion rate of 42% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Interest at an annual rate of 8% from the issuance date is due at maturity or upon acceleration or by prepayment.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E	Total
Issuance Date	July 27,	August 02,	August 29,	September 10,	September 10,
	2012	2012	2012	2012	2012

Carrying amount of convertible notes, net on December 31, 2011	$-	-	-	-	-	-

Maturity Dates	April 30,	January 02,	May 31,	January 02,	June 12,
	2013	2013	2013	2013	2013

Face Value – Convertible Note	53,000	150,000	35,000	75,000	78,500	391,500
Add: Relative fair value of:
Derivative Liability	-	154,088	-	86,538	-	240,626
Accelerated amortization of derivative liability on conversions	-	(154,088)	-	(86,538)	-	(240,626)
Discount on notes	-	(150,000)	-	(75,000)	-	(225,000)
Discount amortization thru September 30, 2012	-	150,000	-	75,000	-	225,000
Interest Accrued thru September 30, 2012	707	-	233	-	523	1,463
Conversions to shares thru September 30, 2012	-	(150,000)	-	(75,000)	-	(225,000)
Carrying amount of convertible notes, net on September 30, 2012	$53,707	-	35,233	-	79,023	167,963

NOTE 8 – COMMON STOCK

For the nine months ended September 30, 2012, 432,551,845 common shares were issued for $1,255,199 in principal and $28,699 in accrued interest on the convertible notes discussed in Note 7 above.

For the nine months ended September 30, 2012, 86,900,000 shares of common stock were issued for $343,000 in principal on the promissory note discussed in Note 6 above.

For the nine months ended September 30, 2012, 5,000,000 shares of common stock were issued for services valued at $47,600.

For the nine months ended September 30, 2012, 509,952,384 shares of common stock were issued for $637,440 in accrued expenses.

For the nine months ended September 30, 2012, 144,000,000 shares of common stock were issued for $180,000 in principal and interest of the note payable.

For the nine months ended September 30, 2012, 84,986,808 shares of common stock were issued for $106,234 in principal on the related parties’ notes payable.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2012:

Year ended	Total
December 31, 2012	$40,000
December 31, 2013	40,000
December 31, 2014	40,000
December 31, 2015	40,000
Thereafter	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease and will expire in July 2012. Rental expense for the nine months ended September 30, 2012 was $3,663.

NOTE 10 – LEGAL PROCEEDINGS

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. v. Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company has denied all allegations; has denied that the price adjustment provision of the Warrant, as asserted by the plaintiff, was triggered; and intends vigorously to defend against the claims asserted in the action. The Company has also asserted counterclaims against Black Mountain Equities, YA Global Investments and its investment manager, Yorkville Advisors, LLC, seeking a declaratory judgment that the Warrant was not exercisable; seeking the Company's attorneys’ fees and costs in the litigation; and asserting claims against YA Global and Yorkville Advisors relating to YA Global's (Cornell Capital's) claimed bad faith exercise of its conversion rights under the February 27, 2007 Secured Convertible Debenture. During the third quarter of 2012 discovery requests began. Black Mountain Equities filed for injunctive relief in May 2012 and the injunction arguments were heard in October 2012. The presiding judge opted to reserve judgement at that time. Yorkville has filed a motion in November asking to have the case against it dismissed. The Company plans to defend against this motion.

NOTE 11 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2012, the Company had an accumulated deficit of $32,913,647, negative working capital of $3,475,055, and negative cash flows from 2012 operations of $1,310,654, raising substantial doubt about its ability to continue as a going concern. During the quarter ended September 30, 2012, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holders of the convertible notes converted $40,000 in principal into 28,299,121 shares of common stock.

Subsequent to quarter end, the board of Pacific Metals Corp. agreed to a dividend of its outstanding shares; one share of Pacific Metals will be issued for every 420 shares of Pacific Gold Corp. owned by shareholders of record on November 1, 2012.

Subsequent to quarter end, the Company issued $37,500 in a convertible note to a non-affiliate. A holder of $129,000 in promissory note principal transferred $40,000 of the obligation to the same non affiliate.

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

In general, the operations will require the excavation of the gravel within the prospect. Typically, the vegetation and minor soil cover will be stripped and side cast for future reclamation. The mineral deposit bearing gravel will be dug with an excavator until bedrock is reached and then hauled to the screen site. The screening plant area is about four miles away from the mine site. The plant site is equipped with two functioning wells for process water and is connected to the power grid.  The screening plant is located on fee simple land owned by the company.

During the quarter the Company screened approximately 16,300 cubic yards from the stockpile and newly mined gravels, in approximately 167 operating hours, and sold approximately 63 ounces of gold.

Through September 30, 2012 the Company has invested approximately $10,931,746 into NRG.

Pilot Mountain Resources Inc.

In the third quarter of 2012, Pilot Metals continued work on its evaluation of Project W. The Company has received regular reports from management at Project W during the quarter. Pilot Metals reported that the resource estimate appears to be 36% larger than their original estimates. Additionally, Pilot Metals has begun working on their Metallurgical review and Scoping study.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the third quarter.

Financial Condition and Changes in Financial Condition

The Company had revenues from the sale of gold in the quarter ended September 30, 2012 of $82,457, with a negative gross margin of $279,926.

Operating expenses for the quarter ended September 30, 2012, totaled $424,554. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $202,893 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $41,624 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $14,151.  Interest expense totaled $118,030; of this amount, $28,709 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash, $89,321 was interest accrued on debt and interest expensed for late fees on trade payables for the quarter. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to September 30, 2012, we have funded our operations from the sale of securities, issuance of debt and loans from shareholders.

As of September 30, 2012, our assets totaled $1,616,050, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $5,125,668 which primarily consisted of note payable to a shareholder of $1,494,706, accounts payable and accrued expenses of $1,237,985, convertible notes payable of $1,248,897, and promissory notes of $1,144,080. We had an accumulated deficit of $32,913,647 and a working capital deficit of $3,475,055 at September 30, 2012.

At September 30, 2012, the balance of the note from a shareholder was $1,494,706 including accrued interest. The note bears interest at the rate of 10% and is due on January 2, 2013.

For the nine months ended September 30, 2012, the convertible note holder has converted $1,255,199 in principal and $28,699 in accrued interest on the Convertible notes. An additional $1,363,200 was assigned to the convertible notes as discussed in note 7 to the financial statements. The face value of the notes including accrued interest at September 30, 2012 was $661,828. The conversion rate of the notes is discussed in Note 7 to the financial statements.

For the nine months ended September 30, 2012, the Company issued additional $1,384,900 in promissory notes to non–related party. The promissory notes are due on January 2, 2013. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the nine months ended was $77,335. At September 30, 2012 the balance on the promissory notes was $1,144,080 including accrued interest, representing promissory notes owed to two individual debt holders.

For the nine months ended September 30, 2012, the Company has made payments of $68,562 towards related party notes payable. The remaining balance of $106,234 as at September 28, 2012 was converted into 84,986,808 shares of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. v. Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company has denied all allegations; has denied that the price adjustment provision of the Warrant, as asserted by the plaintiff, was triggered; and intends vigorously to defend against the claims asserted in the action. The Company has also asserted counterclaims against Black Mountain Equities, YA Global Investments and its investment manager, Yorkville Advisors, LLC, seeking a declaratory judgment that the Warrant was not exercisable; seeking the Company's attorneys’ fees and costs in the litigation; and asserting claims against YA Global and Yorkville Advisors relating to YA Global's (Cornell Capital's) claimed bad faith exercise of its conversion rights under the February 27, 2007 Secured Convertible Debenture. During the third quarter of 2012 discovery requests began. Black Mountain Equities filed for injunctive relief in May 2012 and the injunction arguments were heard in October 2012. The presiding judge opted to reserve judgement at that time. Yorkville has filed a motion in November asking to have the case against it dismissed. The Company plans to defend against this motion.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 1A.  RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 1,166,326,109 shares of common stock for debt repayment of $1,047,509 in principal and $17,184 in accrued interest.

During the quarter the Company issued 2,000,000 shares of common stock for services valued at $17,600 based upon the closing price of our common stock at the grant date.

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

The Black Rock Canyon mine did not receive any citations for the nine months ended September 30, 2012.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	November 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	November 14, 2012
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	November 14, 2012
Mitchell Geisler