Form 10-K
period 2012-12-31
PACIFIC GOLD CORP
filed 2013-04-11
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Common Stock, $0.0000000001 par value, 3,000,000,000 shares authorized

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of April 11, 2013 the aggregate market value of the voting stock held by non-affiliates was approximately $592,234.

As of April 11, 2013, the Company had outstanding 1,233,410,874 shares of its common stock, par value $0. 0000000001.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pacific Gold Corp. (“Pacific Gold” or “the Company”) is engaged in the identification, acquisition, and development of mining prospects believed to have known gold and/or tungsten mineral deposits. The main objective is to identify and develop commercially viable mineral deposits on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineral deposits of metals often found with gold and/or tungsten which also may be worth processing. Development of commercially viable mineral deposits of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Pacific Gold Corp. has four subsidiaries through which it holds various mineral prospects in Nevada and Colorado. Three subsidiaries are wholly-owned and include; Nevada Rae Gold, Inc., Fernley Gold, Inc., and Pilot Mountain Resources Inc. The fourth subsidiary, of which Pacific Gold Corp. controls an interest of 75.6% is Pacific Metals Corp. The Company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be gold, tungsten and/or other mineral deposit potential.

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

The area is accessible by state highway 306, an all-weather asphalt road and about 22 miles south from Interstate 80.  The property where the prospects are located has an all-weather gravel road established in the 1970s for prior mining operations of barite.  The prospects also have access to electricity and water sufficient for exploration, development and later extractive and milling activities if warranted and undertaken.

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

During 2012 the Company screened approximately 57,553 tons from the stockpile and newly mined gravels, in approximately 320 operating hours, and sold approximately 102 ounces of gold.

Through December 31, 2012 the Company has invested approximately $11,112,339 into NRG.

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

Exploration

Previous Drilling: During the late 1930s Goldhill Dredging, and in the 1980s Southern Pacific completed extensive drilling and very accurate testing of the deposit. The purpose of this drilling was to delineate the placer gold reserves present. About one half of the holes penetrated the gravel to the bedrock. The maximum hole depths were on the order of 120 feet below the surface. Drill holes within the area of the deposit were located on the least 100’ centers and 100’ line spacing.

In the 1960s, Watts, Griffith, and McQuat, a Canadian consulting firm, drilled several 30” diameter holes in the central ore body.

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

Pilot Mountain Resources Inc.

In August 2005, Pacific Gold Corp. established Pilot Mountain Resources Inc. which then acquired Project W. Project W is primarily a tungsten project located in Mineral County, Nevada. Elevated tungsten values occur throughout the area, and there are known mineral resources within the claim area. The property is located approximately 21 miles east of the town of Mina with access through an all-weather, county-maintained gravel road and a network of further trails. Mina is 168 miles southeast of Reno on Route 95. The claims are located at an average elevation of 6,500 feet.

The terms of the acquisition of Project W call for Pilot Mountain Resources Inc. to pay to Platoro West a 2% gross royalty on all mineral sales from Project W. In addition to the claims, Pilot Mountain Resources Inc. received copies of previously prepared working documents and reports regarding Project W. Subsequent to a legal settlement in 2011, Pilot Mountain Resources, Inc. has agreed to pay 15% of proceeds collected from the sale of Project W to Platoro West.

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

In 2012, Pilot Metals continued work on its evaluation of Project W. The Company has received regular reports from management at Project W during the quarter. Pilot Metals reported that the resource estimate appears to be 36% larger than their original estimates. Additionally, Pilot Metals has begun working on their Metallurgical review and Scoping study.

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

Pacific Metals Corp.

4,889,117 shares of Pacific Metals Corp. were distributed as a dividend to shareholders of the Company at a ratio of 1 share of Pacific Metals for each 420 shares of the Company owned as of Nov 1, 2012.

The Company owns 24 unpatented lode mining claims in San Juan and Dolores Counties, Colorado immediately southeast of Bolam Pass.

Description and Location

The claims are located at an elevation of 11,000 feet above mean sea level and are accessible by a dirt road that is maintained during the summer months by the United States Forest Service. The property, which is referred to as the Graysill Property, encompasses the historic Graysill Mine, a past producer of vanadium and uranium ore.

The property is underlain by a gently dipping assemblage of Paleozoic and Mesozoic sedimentary rocks within which vanadium and uranium occurs in many of the rock units in a stratabound manner, exhibiting little or no apparent relationship to regional structural trends. Although vanadium and uranium occurrences are ubiquitous and are known to exist in over 20 distinctly different sedimentary units in the vicinity of the property of American Uranium, the Pennsylvanian-Permian Rico Formation and the Upper Jurassic Entrada Sandstone are the only formations which have been mined previously for vanadium and uranium. Most of the past production has come from the Entrada Sandstone. Historically, there have been a number of uraniferous vanadium deposits developed in the Entrada Sandstone along a sinuous trend extending in a north-south direction for over 100 miles. This trend coincides with a major structural feature representing a transitional zone between the Colorado Plateau and the Southern Rocky Mountain physiographic provinces.

History

During the past 50 years, the general region within which the property is located has been subjected to several periods of extensive exploration. The major programs were carried out by Vanadium Corporation of America during the late 1940's and early 1950's, and by Atlas Corporation in the late 1970s. Although the collective efforts of these companies resulted in the discovery and definition of significant, high grade vanadium reserves containing a high incidence of uranium, a major decline in the market for these commodities in the early 1980s eliminated all interest in the area at that time.

Concurrent with the height of exploration, uranium mining in the project area was initiated on a small scale in the 1940s and peaked in the late 1950s. Sporadic production of vanadium and uranium continued into the 1970s. Incomplete production records from the Graysill Mine, the largest producer in the area, indicate that a total of 32,000 tons yielding approximately 52,000 pounds of uranium oxide and in excess of 1.5 million pounds of vanadium pentoxide were produced before the mine ceased operations because of low vanadium and uranium prices.

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

Employees

Pacific Gold has two employees who are the executive officers and Nevada Rae Gold has about 5 employees, who are the on-site management, and security. From time to time we hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers, for differing periods to facilitate the implementation of our business plan.

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

Mining production information for the year 2012 is described under Item 1 – Operating Subsidiaries – Nevada Rae Gold, Inc.

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

Pacific Metals Corp.

The company has staked 24 federal lode mining claims in Delores and San Juan Counties, Colorado (BLM file no. 259280) covering approximately 480 acres immediately southeast of Bolam Pass.

ITEM 3. LEGAL PROCEEDINGS

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. v. Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company has denied all allegations; has denied that the price adjustment provision of the Warrant, as asserted by the plaintiff, was triggered; and intends vigorously to defend against the claims asserted in the action. The Company has also asserted counterclaims against Black Mountain Equities, YA Global Investments and its investment manager, Yorkville Advisors, LLC, seeking a declaratory judgment that the Warrant was not exercisable; seeking the Company's attorneys’ fees and costs in the litigation; and asserting claims against YA Global and Yorkville Advisors relating to YA Global's (Cornell Capital's) claimed bad faith exercise of its conversion rights under the February 27, 2007 Secured Convertible Debenture. During the third quarter of 2012 discovery requests began. Black Mountain Equities filed for injunctive relief in May 2012 and the injunction arguments were heard in October 2012. The plaintiff’s injunction was denied. In early 2013 the plaintiff, Black Mountain Equities filed a motion to withdraw its claims with prejudice. The Company is still pursuing its counterclaims against the plaintiffs.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 4. MINE SAFETY DISCLOSURE

Mine /Operating Name MSHA ID #	Section 104 S & S Citations (#)	Section 104 (b) Orders (#)	Section 104(d) Citations & Orders (#)	Section 110(b)(2) Violations (#)	Section 107 (a) Orders (#)	Value of MSHA Assessments Proposed ($)	Mining Related Facilities (#)	Received Notice of Pattern of Violations Section 104 (e) (Yes / No)	Received Notice of Potential to have Pattern Under Section 104 (e) (Yes / No)	Legal Actions Pending as of Last Day of Period (#)	Legal Actions Initiated During Period (#)	Legal Actions Resolved During Period (#)
Black Rock Canyon / 2602572	7	0	0	0	0	$0	1	No	No	0	0	0

The Black Rock Canyon mine received 7 S&S citations for the year ended December 31, 2012.  The mine staff worked diligently to fix these citations and all were terminated within seven days of being issued.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2012	$.0048	$0.0002
September 30, 2012	.014	.003
June 30, 2012	.0193	.0071
March 31, 2012	.022	.014
December 31, 2011	.05	.01
September 30, 2011	.08	.03
June 30, 2011	.04	.02
March 31, 2011	.04	.02

Holders

As of March 25, 2013 the Company believes that there are well over 7,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

Dividends

We have not paid any cash dividends to date. We can give no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

We have made a distribution of shares of common stock of Pacific Metals Corp., currently a partially owned subsidiary.  The distribution was in the nature of a dividend of 24% of Pacific Metals Corp, at the rate of 1 share of Pacific Metals Corp. for each 420 shares of Pacific Gold Corp., effective on October 29, 2012.  The dividend of shares in this manner is not a regular event.

Securities authorized for issuance under equity compensation plans

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted Average exercise price of outstanding warrants, options and rights.	Number of Securities Remaining available for future issuance under equity compensation plans.
	2006 Equity Performance Plan	10,000,000	N/A	1,410,879
	2007 Equity Performance Plan	20,000,000	N/A	4,175,000
Totals:		33,000,000	N/A	5,667,166

Recent Sales of Unregistered Securities

During the fourth quarter of 2012 upon conversion of outstanding debt, Pacific Gold issued from time to time an aggregate of 42,831,835 shares of common stock at a conversion price ranging between $0.000055 to $0.002145 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had revenues from the sale of gold for the year ended December 31, 2012 of $165,816 with a negative gross margin of $406,656.

Operating expenses for the year ended December 31, 2012 totaled $2,244,134.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $381,389 for the year.  Equipment operating costs, tools and materials of $329,846 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $334,534 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $45,003. Advertising and public relations expenses totaled $126,237.  Interest expense totalled $1,300,028 for the year; of this amount, $978,896 was a non-cash expense that included amounts for interest on the Convertible Debentures that were not paid out in cash, $321,133 was interest accrued on debt and interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had revenues from the sale of gold for the year ended December 31, 2011 of $121,401 with a negative gross margin of $228,089.

Operating expenses for the year ended December 31, 2011 totaled $1,507,326.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $295,989 for the year.  Equipment operating costs, tools and materials of $269,989 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $172,148 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $110,891. Advertising and public relations expenses totaled $14,880.  Interest expense totalled $289,222 for the year; of this amount, $20,940 was a non-cash expense that included amounts for interest on the Convertible Debentures that were not paid out in cash, $255,693 was interest accrued on debt and $12,589 was interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources:

Since inception to December 31, 2012, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of December 31, 2012, our assets totaled $1,453,842, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $15,063,307 which primarily consisted of note payable to a shareholder of $1,471,106, accounts payable and accrued expenses of $1,325,250, convertible notes of $408,083, derivative liability of $10,605,454, and promissory notes of $1,121,175. We had an accumulated deficit of $43,808,334 and a working capital deficit of $13,532,857 at December 31, 2012.

For the year ended December 31, 2012, the convertible note holders have converted $3,539,857 in principal and $28,699 in accrued interest on the Convertible notes. An additional $1,492,200 was assigned to the convertible notes and additional $236,500 in proceeds received as discussed in note 7 to the financial statements. The face value of the notes including accrued interest at December 31, 2012 was $408,083. The conversion rate of the notes is discussed in Note 7 to the financial statements.

For the year ended December 31, 2012, the Company issued additional $1,513,700 in promissory notes to non–related party. The promissory notes are due on January 2, 2014. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the year ended December 31, 2012 was $99,328. At December 31, 2012 the balance on the promissory notes was $1,170,456 including accrued interest, representing promissory notes owed to two individual debt holders.

For the year ended December 31, 2012, the Company has made payments of $68,562 towards related party notes payable. The remaining balance of $106,234 as at September 28, 2012 was converted into 84,986,808 shares of common stock.

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

Critical Accounting Principals

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 470-20, Debt – Debt with Conversion and Other Options, to account for its convertible debentures.  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates and records the fair value of warrants issued with those instruments.  The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.  The Company calculates fair value using the Black-Scholes valuation method using assumptions pertinent to the warrants or convertible note.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Gold Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Pacific Gold Corp., as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp., as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Pacific Gold Corp. will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 11, 2013

Pacific Gold Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$12,198	$103,454
Accounts Receivable	-	18,844
Inventory	-	288,982
Prepaid Expenses	9,778	10,730
Total Current Assets	21,976	422,010
Mineral Rights, Plant and Equipment
Mineral rights, net	650,164	570,411
Plant and Equipment, net	470,677	524,789
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,224,511	1,198,870
Intangibles
Total Intangibles, net	9,417	-
Other Assets:
Deposits	-	3,524
Reclamation Bond	197,938	196,780
Total Other Assets	197,938	200,304
TOTAL ASSETS	$1,453,842	$1,821,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$1,060,894	$655,230
Accrued Expenses	264,357	780,033
Notes Payable - Related Parties	-	414,606
Convertible Notes, Net	408,083	30,575
Accrued Interest - Convertible Note	45,589	4,027
Derivative Liability	10,605,454	100,699
Accrued Interest - Promissory Notes	49,281	143,145
Promissory Notes	1,121,175	1,244,900
Total Current Liabilities	13,554,833	3,373,215
Long Term Liabilities:
Accrued Interest	37,368	108,521
Notes Payable	1,471,106	1,223,031
Total Liabilities	15,063,307	4,704,767
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares outstanding at December 31, 2012 and December 31, 2011	-	-
Common Stock - $0.0000000001 and $0.001 par value; 3,000,000,000 shares authorized, 144,770,119 and 38,768,733 shares issued and outstanding at December 31, 2012 and December 31, 2011 respectively	-	38,769
Additional Paid-in Capital	30,201,102	24,262,830
Non - Controlling Interests	(2,233)	-
Accumulated Deficit	(43,808,334)	(27,185,182)
Total Stockholders' Deficit	(13,609,465)	(2,883,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,453,842	$1,821,184

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2012	2011
Revenue:
Total Revenue	$165,816	$121,401
Production Costs
Production Costs	421,284	196,508
Depreciation	151,188	152,982
Gross Margin	(406,656)	(228,089)

Operating Expenses:
General and Administrative	2,112,981	1,203,014
Inventory Write Down	131,153	304,312
Total Operating Expenses	2,244,134	1,507,326

Net Loss from Operations	(2,650,790)	(1,735,415)

Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	(975,770)	16,894
Foreign Exchange Gain (Loss)	(1,053)	(10,410)
Amortization of Debt Discount	(1,655,208)	(170,575)
Interest Expense	(1,300,028)	(289,222)
Other Income	6,781	518,564
Gain on Sale of Assets	10,000	13,511
Change in Fair Value of Derivative Liability	(10,059,317)	274,377
Total Other Income (Expenses)	(13,974,595)	353,139
Net Loss Before Non-Controlling Interests	(16,625,385)	(1,382,276)
Less: Loss Attributable to Non – Controlling Interests	(2,233)	-
Net Loss	$(16,623,152)	$(1,382,276)

Basic and Diluted Loss per Share	$(0.152)	$(0.037)
Weighted Average Shares Outstanding:
Basic and Diluted	109,033,922	37,448,906

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statement of Stockholders' Deficit
For the Years ended December 31, 2012and 2011

					Additional	Non-
	Common Stock		Preferred Shares		Paid in	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Total
Balance at January 1, 2011	37,186,656	$37,187	-	$-	$23,246,020	$-	$(25,802,906)	$(2,519,699)

Stock issued for Mineral Rights	50,000	50	-	-	19,950	-	-	20,000
Conversion of Notes Payable	1,432,077	1,432	-	-	936,960	-	-	938,392
Stock issued for Settlement Payment	100,000	100	-	-	59,900	-	-	60,000
Net loss	-	-	-	-	-	-	(1,382,276)	(1,382,276)

Balance at December 31, 2011	38,768,733	$38,769	-	$-	$24,262,830	$-	$(27,185,182)	$(2,883,583)

Conversion of Notes Payable	80,253,767	-	-	-	5,214,463	-	-	5,214,463
Stock Issued for Accrued Liabilities	25,497,619	-	-	-	637,440	-	-	637,440
Stock issued for Services	250,000	-	-	-	47,600	-	-	47,600
Reduction in Par Value		(38,769)			38,769
Net loss	-	-	-	-	-	(2,233)	(16,623,152)	(16,625,385)

Balance at December 31, 2012	144,770,119	$-	-	$-	$30,201,102	$(2,233)	$(43,808,334)	$(13,609,465)

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,623,152)	$(1,382,276)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	151,188	152,982
Loss Attributable to Non – Controlling Interests	(2,233)
Non-cash Portion of Interest on Convertible Debt	978,896	20,940
Issuance of Stock for Services	47,600	-
Asset Write Down	9,893	989
(Gain) Loss on Sales of Equipment	-	(14,500)
Gain on Extinguishment of Debt	975,770	(16,894)
Amortization of Debt Discount	1,655,208	170,575
Change in Fair Value of Derivative Liability	10,059,317	(274,376)
Changes in:		-
Inventory	288,982	(262,785)
Accounts Receivable	18,844	(18,844)
Prepaid Expenses	952	(10,730)
Accounts Payable	446,571	(129,447)
Accrued Expenses	121,764	169,045
Accrued Interest	319,181	255,693
NET CASH USED IN OPERATING ACTIVITIES	(1,551,219)	(1,339,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(196,141)	(207,690)
Investment in Reclamation Bond	(1,158)	-
Net Change in Deposits	3,524	6,527
Proceeds from Sale of Equipment	-	14,500
NET CASH USED IN INVESTING ACTIVITIES	(193,775)	(186,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	(68,562)	-
Payments on Note Payable	(27,900)	-
Proceeds from Note Payable	-	153,000
Proceeds from Related Party Debt	-	139,886
Proceeds from Promissory Notes	1,513,700	807,427
Proceeds from Convertible Notes	236,500	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,653,738	1,600,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	(91,256)	74,022

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	103,454	29,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,198	$103,454
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$1,341,900	$1,000,000
Assignment of Promissory Notes Accrued Interest to Convertible Note	$150,300	$-
Conversion of Notes Payable into Common Stock	$4,101,992	$938,392
Conversion of Accrued Expenses into Common Stock	$637,440	$-
Conversion of Accrued Interest into Common Stock	$95,796	$-
Stock Issued for Mineral Rights	-	20,000
Stock Issued for Settlement Payment	$-	$60,000
Assignment of Related Party Note to Note Payable	$239,811	$-
Accrued Interest added to Note Principal	$196,541	$188,185

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold and tungsten mineral deposits. Through its subsidiaries Pacific Gold currently owns mining claims, property and leases in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp., its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., and Pilot Mountain Resources, Inc. and its majority – owned subsidiary Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to the current year presentation.

Significant Accounting Principles

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012, and 2011, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2011 there was no allowance for bad debts.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was no inventory as of December 31, 2012.

The major classes of inventories as of December 31, 2012 and 2011 were:

	December 31, 2012	December 31, 2011
Finished Goods	$-	$-
Stockpile Ore	-	288,982
Total	$-	$288,982

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

Intangibles Assets	December 31, 2012	December 31, 2011
Mining Claims Database	$10,000	$-
Accumulated Amortization	(583)	-
Net	$9,417	$-

Amortization Expense for the year ended December 31, 2012 and 2011 was $583 and $0, respectively.

For these assets, amortization expense over the next five years is expected to be $5,000.

Year	USD
2013	$1,000
2014	1,000
2015	1,000
2016	1,000
2017	1,000
$5,000

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

We review the carrying value of our interest in each group of mineral claims owned by our subsidiaries on an annual basis to determine whether impairment has incurred in the claim value. We evaluate the mineral claim values based on one of four criteria; cash flow projection, geological reports, asset sale and option agreements, and comparative market analysis including public market value. Where information and conditions suggest impairment, we write-down these properties to the lowest estimated value based on our evaluation criteria. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

Income taxes

In accordance with ASC Topic 740, Income Taxes, Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Pacific Gold provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2012 and 2011, the Company had 148,499,072, and 6,000,000, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company expenses advertising costs as incurred. The Company incurred costs of $126,237 and $14,880 for the years ended December 31, 2012 and 2011, respectively.

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

Stock based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the year ended December 31, 2012 or 2011.

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

NOTE 2 – MINERAL RIGHTS

Mineral rights at December 31, 2012 and 2011 consisted of the following:

MINERAL RIGHTS	2012	2011
Nevada Rae Gold – Morris Land	$269,802	$221,119
Accumulated Depletion	(381)	(273)
Fernley Gold – Lower Olinghouse	144,308	123,267
Pilot Mountain Resources – Project W	199,820	193,043
Pacific Metals – Graysill Claims	36,615	33,255
	$650,164	$570,411

As of December 31, 2012 and 2011, the amount allocated to undeveloped mineral rights was $10,000.

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

NOTE 3 – PLANT AND EQUIPMENT

During the years ended December 31, 2012 and 2011, the Company reviewed its equipment requirements and modified its plant.

During the year ended December 31, 2012 the Company purchased equipment for a total cost of $106,280, and wrote off $9,893 of equipment.

During the year ended December 31, 2011, the Company purchased equipment for a total cost of $66,972, and disposed of redundant equipment for total proceeds of $14,500. Accordingly, $14,500 gain on disposal was recorded.

Plant and equipment at December 31, 2012 and December 31, 2011, consisted of the following:

PLANT AND EQUIPMENT	December 31, 2012	December 31, 2011
Building	$795,355	$795,355
Accumulated Depreciation	(590,227)	(507,311)
Equipment	1,007,660	916,582
Accumulated Depreciation	(742,111)	(679,837)
	$470,677	$524,789

Depreciation expense was $151,188 and $152,982, for the years ended December 31, 2012 and 2011 respectively.

NOTE 4 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

On December 2, 2011, $1,000,000 in principal and $91,711 in accrued interest of an unsecured loan from a company owned by the Chief Executive Officer was assigned to a non-affiliate debt holder, as discussed in Note 6 – Promissory Notes. Interest expense on the loan for the year ended December 31, 2012 was $145,009, and $149,066 of total accrued interest balance was added to the note principal. On September 28, 2012, $180,000 in principal and interest on the loan was converted into 144,000,000 shares of the Company. As of December 31, 2012, Pacific Gold owes $1,471,106 in principal on the note. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share.

Pacific Gold owes its executives $0 and $203,434 in short term notes payable reflected in the accrued expenses for the periods ended December 31, 2012 and December 31, 2011, respectively. These short term notes were interest free and due on demand. On September 28, 2012 the remaining balance on the short term notes was converted into 5,568,316 shares of common stock.

An officer has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 5 – PROMISSORY NOTES

During the year ended December 31, 2011, the Company received total proceeds of $807,427 from five individuals for promissory notes issued on April 1, 2011, and were due on December 31, 2013. Interest expense on the promissory notes was accrued at a rate of 10% per annum. Interest accrued on the notes for the year ended December 31, 2011 was $41,242. On October 25, 2011, the company issued 13,050,580 shares of common stock on conversion of the promissory notes, in exchange for retiring $652,527 worth of principal. At December 31, 2011, the balance on the promissory notes was $261,142 including accrued interest, representing a promissory note owed to an individual debt holder, and the remaining $32,627 in accrued interest on the portion of the notes which was converted into common stock of the Company.

On December 2, 2011, $1,000,000 in principal and $91,711 in accrued interest as discussed in Note 4 above are presented as part of the promissory notes in the consolidated financial statements. Interest accrued on the note for the year ended December 31, 2012 and 2011 including interest gifted was $24,335, and $101,903, respectively. At December 31, 2011, and 2012, the balance of the note including accrued interest was $0 and $1,101,903.The note bear interest at the rate of 12% and is due on January 02, 2014. The note and any interest due were convertible into common shares of the Company at a price of $0.02 per share at any time upon demand of the debt holder. During the year ended December 31, 2012, $1,341,900 in principal and $150,300 in accrued interest on the promissory notes were assigned to a third party that is not affiliated with the Company as discussed in Note 7.

During the year ended December 31, 2012, $343,000 in principal was converted into 4,345,000 shares of common stock.

As of December 31, 2012, Pacific Gold owes $1,170,456 in promissory notes.

During the year ended December 31, 2012, the Company received total proceeds of $1,513,700 from non-affiliates. The notes agreements of $1,462,700 of the proceeds accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest is due on January 2, 2014. $51,000 of the new proceeds was interest free and converted into 2,040,000 shares of common stock.

A summary of the notes is as follows:

Balance at January 1, 2011	$90,000
Proceeds Received	807,427
Promissory Note Assigned	1,000,000
Interest Accrued thru December 31, 2011	143,145
Payments thru December 31, 2011	-
Conversions thru December 31, 2011	(652,527)
Balance at December 31, 2011	$1,388,045

Proceeds Received	1,513,700
Interest Accrued thru December 31, 2012	103,911
Payments thru December 31, 2012	-
Conversions thru December 31, 2012	(343,000)
Assignment of Promissory Note to Convertible Note thru December 31, 2012	(1,492,200)
Balance at December 31, 2012	$1,170,456

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

During the year ended December 31, 2012, the Company agreed to the assignment of an additional $987,900 in principal and $150,300 in accrued interest of outstanding promissory notes to the third party under the same terms as discussed above. All convertible notes mature within a year of the notes issuance date.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E	Note F	Note G	Total
	December 2,	January 27,	March 6,	March 30,	April 23,	May 08,	July 18,
Issuance Date	2011	2012	2012	2012	2012	2012	2012
Face Value – Convertible Note	$500,000	-	-	-	-	-	-	500,000
Add: Relative fair value of :
Derivative Liability	520,940	-	-	-	-	-	-	100,699
Change in and accelerated amortization of derivative liability on conversions	(420,241)	-	-	-	-	-	-	-
Conversions to shares thru December 31, 2011	(140,000)	-	-	-	-	-	-	(400,000)
Unamortized debt discount at December 31, 2011	(329,425)	-	-	-	-	-	-	(329,425)
Accrued Interest to December 31, 2011	4,027	-	-	-	-	-	-	4,027
Carrying amount of convertible note, net on December 31, 2011	$135,301	-	-	-	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	233,098	500,000	18,000	1,138,200
Add: Relative fair value of:
Derivative Liability	-	269,592	166,276	294,731	325,741	761,671	31,082	1,849,093
Change in and accelerated amortization of derivative liability on conversions	(100,699)	(269,592)	(166,276)	(294,731)	(325,741)	9,165,602	607,100	8,615,663
Discount on Note	-	(150,000)	(75,000)	(162,102)	(233,098)	(500,000)	(18,000)	(1,138,200)
Discount amortization thru December 31, 2012	329,425	150,000	75,000	162,102	233,098	383,333	8,250	1,341,208
Interest Accrued thru December 31, 2012	4,473	3,015	1,923	4,912	10,349	39,161	918	64,751
Conversions to shares thru December 31, 2012	(368,500)	(153,015)	(76,923)	(167,014)	(243,447)	(220,000)	-	(1,228,899)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	-	-	-	10,129,767	647,350	10,777,117

On August 2nd, 2012, September 10, 2012, October 25, 2012, November 09, 2012, and December 05, 2012 a holder of $354,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of December 31, 2012 the investor has converted $314,000 of debt obligations into 6,230,202 shares of common stock of the Company.

On July 27, 2012, August 29, 2012, September 10, 2012, November 02, 2012, and December 11, 2012 the company issued $53,000, $75,000, $78,500, $37,500, and $32,500, respectively, in convertible notes to the same third party discussed above. The notes are convertible beginning at a date which is one hundred and eighty (180) days following the issuance dates and have a conversion rate of 42% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Interest at an annual rate of 8% from the issuance date is due at maturity or upon acceleration or by prepayment.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	July 27,	August 02,	August 29,	September 10,	September 10,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on December 31, 2011	$-	-	-	-	-

Face Value – Convertible Note	53,000	150,000	35,000	75,000	78,500
Add: Relative fair value of:
Derivative Liability	-	154,088	-	86,538	-
Accelerated amortization of derivative liability on conversions	-	(154,088)	-	(86,538)	-
Discount on Note	-	(150,000)	-	(75,000)	-
Discount amortization thru December 31, 2012	-	150,000	-	75,000	-
Interest Accrued thru December 31, 2012	1,767	-	933	-	2,093
Conversions to shares thru December 31, 2012	-	(150,000)	-	(75,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$54,767	-	35,933	-	80,593

	Note F	Note G	Note H	Note I	Note J
	November 02,	October 25,	November 09,	December 05,	December 11,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on December 31, 2011	$-	-	-	-	-

Face Value – Convertible Note	37,500	40,000	40,000	49,000	32,500
Add: Relative fair value of:
Derivative Liability	-	66,183	123,438	191,755	-
Accelerated amortization of derivative liability on conversions	-	(66,183)	(123,438)	(191,755)	-
Discount on Note	-	(40,000)	(40,000)	(49,000)	-
Discount amortization thru December 31, 2012	-	40,000	40,000	49,000	-
Interest Accrued thru December 31, 2012	500	-	-	-	217
Conversions to shares thru December 31, 2012	-	(40,000)	(40,000)	(9,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$38,000	-	-	40,000	32,717

Total
Face Value – Convertible Note	590,500
Add: Relative fair value of:
Derivative Liability	622,001
Accelerated amortization of derivative liability on conversions	(622,001)
Discount on Note	(354,000)
Discount amortization thru December 31, 2012	354,000
Interest Accrued thru December 31, 2012	5,510
Conversions to shares thru December 31, 2012	(314,000)
Carrying amount of convertible notes, net on December 31, 2012	$282,010

NOTE 7 – INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2012 and 2011, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $44,995,274 at December 31, 2012, and will expire in the years 2016 through 2032.

Net operating loss carry forwards expire according to the following:

Year of NOL	NOL	Expires
2012	16,623,152	2032
2011	1,494,150	2031
2010	949,914	2030
2009	1,487,666	2029
2008	2,683,371	2028
2007	6,079,380	2027
2006	9,246,058	2026
2005	5,214,449	2025
2004	920,240	2024
2003	233,661	2018
2002	26,326	2017
2001	36,907	2016

Total	$44,995,274

At December 31, 2012, deferred taxes (34%) consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$15,298,393
Valuation allowance	-	(15,298,393)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has increased $5,689,909 from December 31, 2011.

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2012 follows:

Expected Provision (based on statutory rate)	$(5,651,872)
Difference between 2011 NOL estimate and actual	(38,037)
Increase/(decrease) in valuation allowance	5,689,909
Total actual provision	$—

There are no adjustments to deferred tax assets or liabilities for material uncertain tax positions on returns that have been filed or that will be filed.  The Company continues to incur large net operating losses as disclosed above.  Since it is not certain that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the consolidated financial statements.

A reconciliation of our unrecognized tax benefits for 2012 is presented as follows:

Balance as of January 1, 2012	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2012	$—

The Company has filed income tax returns in the U.S. federal jurisdiction.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2012, and 2011, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2012 and 2011, respectively.

NOTE 8 – COMMON STOCK

In 2012, 53,446,582 common shares were issued for $1,514,200 in principal and $28,699 in accrued interest on the convertible notes discussed in Note 7 above.

In 2012, 4,345,000 shares of common stock were issued for $343,000 in principal on the promissory note discussed in Note 6 above.

In 2012, 250,000 shares of common stock were issued for services valued at $47,600.

In 2012, 25,497,619 shares of common stock were issued for $637,440 in accrued expenses.

In 2012, 7,200,000 shares of common stock were issued for $180,000 in principal and interest of the note payable.

In 2012, 4,249,340 shares of common stock were issued for $106,234 in principal on the related parties’ notes payable.

On December 21, 2012 the Company changed the par value of the Company’s common stock from $0.001 per share to $0.0000000001 per share.

In 2011, 100,000 common shares were issued as part of the settlement payment of $60,000.

In 2011, 652,529 common shares were issued for conversion of Promissory notes for $652,527 in principal.

In 2011, 779,547 common shares were issued for conversion of the convertible note for $140,000 in principal.

In 2011, 50,000 common stock shares were issued as a royalty payment of $20,000 for rent on behalf of the Company’s subsidiary, Nevada Rae Gold.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2012:

Year ended	Total
December 31, 2013	$40,000
December 31, 2014	40,000
December 31, 2015	40,000
December 31, 2016	40,000
December 31, 2017	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the years ended December 31, 2012 and 2011 was $4,884 and $4,888, respectively.

NOTE 10 – MAJOR CUSTOMERS

In 2012 and 2011, gold sales were made to one vendor. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold becomes significantly decreased, the Company could experience severe negative impact.

NOTE 11 – NON–CONTROLLING INTEREST

On November 2, 2012, the board of Pacific Gold Corp. agreed to a dividend of up to 5,000,000 of the shares of Pacific Metals Corp. One share of Pacific Metals Corp. was distributed as a dividend to shareholders of the Company for every 420 shares of Pacific Gold Corp. owned by shareholders of record as of November 1, 2012. As a result of the stock dividend, Pacific Metals Corp. is no longer a wholly owned subsidiary of the Company. The Company now holds a controlling interest of 75.6% in Pacific Metals Corp.

NOTE 12 – LEGAL PROCEEDINGS

On March 8, 2012, Pacific Gold Corp. (the “Company”) received a complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. v. Pacific Gold Corp. The claimant seeks monetary damages of $445,090.90 based on an assertion that the exercise price of a warrant, issued on February 27, 2007, that it holds, and that the claimant purchased just prior to the warrants expiration, was not properly adjusted and that the Company's refusal to issue the shares underlying the warrant on exercise of the warrant at the asserted adjusted price. The Company has denied all allegations; has denied that the price adjustment provision of the Warrant, as asserted by the plaintiff, was triggered; and intends vigorously to defend against the claims asserted in the action. The Company has also asserted counterclaims against Black Mountain Equities, YA Global Investments and its investment manager, Yorkville Advisors, LLC, seeking a declaratory judgment that the Warrant was not exercisable; seeking the Company's attorneys’ fees and costs in the litigation; and asserting claims against YA Global and Yorkville Advisors relating to YA Global's (Cornell Capital's) claimed bad faith exercise of its conversion rights under the February 27, 2007 Secured Convertible Debenture. During the third quarter of 2012 discovery requests began. Black Mountain Equities filed for injunctive relief in May 2012 and the injunction arguments were heard in October 2012. The plaintiff’s injunction was denied. In early 2013 the plaintiff, Black Mountain Equities filed a motion to withdraw its claims with prejudice. The Company is still pursuing its counterclaims against the plaintiffs.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $212,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed.  The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions will be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

NOTE 13 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2012, the Company had an accumulated deficit of $43,808,334, negative working capital of $13,532,857, and negative cash flows from operations of $1,551,219 raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2012, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to year end, every twenty shares of the Company’s issued and outstanding Common Stock, par value $0.0000000001 (the "Common Stock"), was converted into one share of New Common Stock (the “Reverse Stock Split”).  Any fractional shares resulting from the Reverse Stock Split will be rounded up to the next whole share. As a result of the Reverse Stock Split, the total number of issued and outstanding shares of the Company's Common Stock will decrease from 3,867,674,530 pre-split shares to approximately 193,383,727 shares after giving effect to the Reverse Stock Split. In addition to the Reverse Stock Split, the Company has also reduced its total number of the Company’s authorized shares of common stock from 5,000,000,000 to 3,000,000,000.

Subsequent to year end, the debenture holders of the convertible notes converted $478,400 in principal and $10,520 in interest into 45,242,538 shares of common stock (taking into account the reverse split of the common stock on January 22, 2012).

Subsequent to year end, the Company issued $108,000 in promissory notes to a non-affiliate.

A holder of $225,000 in promissory note principal transferred $110,000 of the obligation to a non-affiliate.

The company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s condensed consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c) Management’s Assessment of Internal Control over Financial Reporting

The Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

(d) Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

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

NAME	AGE	POSITIONS

Robert Landau	41	Chief Executive Officer, Chief Financial Officer, President and Chairman
Mitchell Geisler	42	Chief Operating Officer, Treasurer and Secretary

Mr. Robert Landau has been the Chief Executive Officer of the Company since April 2005. Mr. Landau's experience includes the founding and financing of development stage businesses. Previously, he was an Actuarial Consultant with a large multi-national consulting firm. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto in Toronto, Ontario, Canada.

Mr. Mitchell Geisler was the President and Chairman of the Board from January 2001 to April 2005 when he became the Chief Operating Officer upon the appointment of Mr. Landau as Chief Executive Officer. Mr. Geisler has been the Treasurer and Secretary of the company since October 2002. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. From 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. Mr. Geisler is a graduate of Toronto’s York University in Toronto, and also studied at the University of Tel Aviv. Since January 2010, Mr. Geisler has been a Director and Chief Executive Officer of Diagnostic Imaging International Corp. (OTC “DIIG”). Mr. Geisler is also the Director and Chief Executive Officer of Pacific Metals Corp. (OTCBB “PMET”).

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, and criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of an SEC registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed on Edgar, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2012, 2011, and 2010.

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
		(1)	BONUS	(2)	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Rob Landau	2012	$12,000	$0	$321,089	$0	$334,089
CEO, President & Director	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

Mitchell Geisler	2012	$17,375	$0	$227,261	$0	$244,636
COO & Director	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

______________

 (1)  Amounts noted are actual amounts paid in the year.

Annual compensation, per employment agreements, is as follows:

	2012	2011	2010
Robert Landau	$84,000	$96,000	$96,000
Mitchell Geisler	$84,000	$96,000	$96,000

_______________

(2) Amounts noted are total share amounts issued in 2012, 2011 and 2010, including salary and bonus paid in shares.

Annual bonus compensation paid in shares was as follows:

	2012	2011	2010
Robert Landau	$0	$0	$0
Mitchell Geisler	$0	$0	$0

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

Other Compensation Arrangements

On June 20, 2007 the company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  At December 31, 2012 we have issued 15,825,000 shares under the 2007 Plan.

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 4,961,172 common shares under this plan during 2007 and we issued 2,627,949 common shares under this plan during 2006.  In 2008 we issued 2,000,000 shares under this plan. In 2012 the remaining options that had been issued under this plan have expired. There are now 1,410,879 shares remaining to be issued.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013, the name and shareholdings of each person who owns of record, or was known by us to own beneficially*, 5% or more of the 921,566,355 shares of the common stock currently issued and outstanding as of March 28, 2013; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.  The following table takes into account the reverse split of the common stock on January 22, 2013.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	17,144,211	2.0%
Robert Landau (1)(2)	31,798,501	3.5%

All executive officers and directors as a group (one person)	48,942,712	5.5%

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

(2)

Includes shares of common stock owned by Jabi Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2012, Pacific Gold owes $1,471,106 in principal on the note to Jabi Inc. a company controlled by Rob Landau. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share.

Pacific Gold owes its executives $0 and $203,434 in short term notes payable reflected in the accrued expenses for the periods ended December 31, 2012 and December 31, 2011, respectively. These short term notes were interest free and due on demand. On September 28, 2012 the remaining balance on the short term notes was converted into 111,366,328 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $25,000 for the fiscal year ended December 31, 2012 to Silberstein Ungar, PLLC.

The Company paid audit and financial statement review fees totaling $19,500 for the fiscal year ended December 31, 2011 to Silberstein Ungar, PLLC

Tax Fees

The Company paid tax fees totaling $1,000 for the fiscal year ended December 31, 2011 to Silberstein Ungar, PLLC.

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

4.2

2006 Performance Equity Plan (Incorporated by reference from Schedule 14C filed January 10, 2006).

4.3

2007 Performance Equity Plan (Incorporated by reference from Registration Statement on Form S-8, filed July 10, 2007, Exhibit 4.1)

4.4

Form of Modified $500,000 Promissory Note, as of April 23, 2012 (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 4.4)

4.5

Form of $53,000 Promissory Note, as of July 26, 2012 (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 4.5)

4.6

Form of $1,626,408 Promissory Note as of May 1, 2012 (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 4.6)

10.1

PMR Agreement with Pilot Metals Inc. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.1)

10.2

Nevada Rea Gold, Inc. Lease Agreement regarding Bullion Monarch, dated October 1, 2003. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.2)

10.3

Nevada Rae Gold, Inc. Lease Agreement regarding B&B Claims, dated June 1, 2011. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.3)

10.4

Fernley Gold, Inc. Lease Agreement with Butcher Boy Mines, dated May 12, 2004. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.4)

21.1

Subsidiaries of Pacific Gold Corp. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 21.1)

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	April 11, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	April 11, 2013
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	April 11, 2013
Mitchell Geisler