Form 10-K/A
period 2012-12-31
PACIFIC GOLD CORP
filed 2013-07-26
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 4, 2013, as amended (the “Original Annual Report”).  The sole purpose of this Amendment is to revise Items 11 and 12 Part III of the Original Annual Report and add certain exhibits to Item 15 of Part IV of the Original Annual Report.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation earned by our officers and directors for the fiscal years ended December 31, 2012 and 2011.

Name	Year	Salary	All Other Compensation	Total

Rob Landau	2012[1]	$84,000	$0	$84,000
	2011	$96,000	$0	$96,000

Mitchell Geisler	2012[2]	$84,000	$0	$84,000
	2011	$96,000	$0	$96,000

______________

1. In October 2012, we issued 256,871,160 shares of Common Stock to Robert Landau, the Company’s Chief Executive Officer, in exchange for $321,089 of past due salary.

2. In October 2012, we issued 221,808,760 shares of Common Stock to Mitchel Geisler, the Company’s Chief Operating Officer, in exchange for $277,261 of past due salary.

Each of the Company’s executive officers earned a salary of $84,000 in 2012, $96,000 in 2011, $96,000 in 2010 and $138,000 (with respect to Mr. Landau) and $123,000 (with respect to Mr. Geisler) in 2009; however, not all of these amounts were paid in cash during those years and as of October 2012, Mr. Landau was owed an aggregate of $321,088.95 in earned, but unpaid salary and Mr. Geisler was owed an aggregate of $277,260.95 in earned, but unpaid salary, which were, in lieu of cash, paid in 256,871,160 and 221,808,760 shares of the Company’s common stock, respectively. The 478,679,920 shares issued to the named executive officers in exchange for aggregate past due salary of $598,349.90 were issued at an exchange rate of $0.00125 per share, which ratio reflected a 50% discount to market price of the Company’s common stock on September 28, 2012 (the day the Board approved the transaction). This ratio was based on what the market for private equity at the time would pay for restricted shares in a public company. On January 22, 2013, the Company effected a 20-for-1 reverse stock split and these 478,679,920 shares were combined into 23,933,996 shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013, the name and shareholdings of each person who owns of record, or was known by us to own beneficially*, 5% or more of the 962,348,173 shares of the common stock currently issued and outstanding as of March 28, 2013; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.  The following table takes into account the reverse split of the common stock on January 22, 2013.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	17,144,211	1.8%
Robert Landau (1)(2)	110,077,736	10.6%
Richard Jagodnik (3)	62,756,259	6.1%
Magna Group, LLC (4)	96,234,816	9.9%

All executive officers and directors as a group (two persons)	127,221,947	12.2%

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

(1)

The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.

(2)

Includes 7,450,250 shares of common stock owned by Jabi Inc. (“Jabi”) and 78,279,235 shares issuable upon the conversion of convertible notes held by Jabi.  Mr. Landau is the sole shareholder and director of Jabi and exercises voting and dispositive power over the shares of common stock beneficially owned by Jabi.

(3)

Includes 62,756,259 shares issuable upon the conversion of convertible notes.

(4)

Includes 96,234,816 shares issuable upon the conversion of convertible notes.

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

4.2

2006 Performance Equity Plan (Incorporated by reference from Schedule 14C filed January 10, 2006).

4.3

2007 Performance Equity Plan (Incorporated by reference from Registration Statement on Form S-8, filed July 10, 2007, Exhibit 4.1)

4.4

Convertible Promissory Notes issued to Al Landau on May 11, 2012, December 5, 2012 and April 22, 2013. (1)

4.5

Notes Issued to Asher Enterprises, Inc. on September 10, 2012, October 25, 2012 and December 4, 2012. (1)

4.6

Form of $1,626,408 Promissory Note as of May 1, 2012 (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 4.6)

4.7

Note Issued to Magna Group, LLC on April 12, 2013. (1)

4.8

Convertible Promissory Notes issued to Richard Jagodnik on April 26, 2012 and March 25, 2013. (1)

4.10

Convertible Promissory Notes issued to Richard Jagodnik and subsequently transferred to Asher Enterprises, Inc. on February 5, 2013 and March 19, 2013. (1)

10.1

PMR Agreement with Pilot Metals Inc. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.1)

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	July 23, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	July 23, 2013
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	July 23, 2013
Mitchell Geisler