Form 10-Q
period 2013-06-30
PACIFIC GOLD CORP
filed 2013-08-13
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

As of August 5, 2013, the Company had outstanding 2,780,157,366 shares of its common stock, par value $0.0000000001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,673	$12,198
Prepaid Expenses	24,716	9,778
Total Current Assets	34,389	21,976
Mineral Rights, Plant and Equipment
Mineral Rights, net	655,884	650,164
Plant and Equipment, net	392,332	470,677
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	1,151,886	1,224,511
Intangibles
Total Intangibles, net	8,917	9,417
Other Assets:
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	197,938
TOTAL ASSETS	$1,393,130	$1,453,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$995,689	$1,060,894
Accrued Expenses	311,123	264,357
Accrued Interest - Convertible Note	13,778	45,589
Convertible Notes, Net	89,333	408,083
Derivative Liability	366,384	10,605,454
Accrued Interest - Promissory Notes, short - term portion	99,173	49,281
Promissory Notes, short - term portion	836,175	1,121,175
Accrued Interest - Note Payable	109,306	-
Note Payable	1,194,106	-
Total Current Liabilities	4,015,067	13,554,833
Long Term Liabilities:
Accrued Interest - Promissory Notes	5,596	-
Promissory Notes, long - term portion	281,500	-
Accrued Interest - Note Payable	-	37,368
Note Payable - Note Payable	-	1,471,106
Total Liabilities	4,302,163	15,063,307
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 300,000, and 0 shares outstanding at June 30, 2013 and December 31, 2012, respectively	300	-
Common Stock - $0.0000000001 par value; 3,000,000,000 shares authorized, 2,780,157,366 and 144,770,119 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively	-	-
Additional Paid-in Capital	41,640,927	30,201,102
Non - Controlling Interests	(5,661)	(2,233)
Accumulated Deficit	(44,544,599)	(43,808,334)
Total Stockholders' Deficit	(2,909,033)	(13,609,465)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,393,130	$1,453,842

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenue:
Total Revenue	$-	$31,375	$-	$78,658
Production Costs
Production Costs	-	36,465	-	88,719
Depreciation	39,423	38,032	78,845	72,449
Gross Margin	(39,423)	(43,122)	(78,845)	(82,510)

Operating Expenses:
General and Administrative	181,281	803,440	379,794	1,428,245
Total Operating Expenses	181,281	803,440	379,794	1,428,245

Net Loss from Operations	(220,704)	(846,562)	(458,639)	(1,510,755)

Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	111,676	40,904	111,676	40,904
Foreign Exchange Gain (Loss)	1,549	746	2,433	-
Amortization of Debt Discount	(194,164)	(344,163)	(497,515)	(717,133)
Interest Expense	(176,798)	(436,011)	(555,921)	(847,334)
Change in Fair Value of Derivative Liability	(38,314)	(180,727)	658,274	(113,758)
Total Other Income (Expenses)	(296,051)	(919,251)	(281,053)	(1,637,321)
Net Loss Before Non-Controlling Interests	(516,755)	(1,765,813)	(739,692)	(3,148,076)
Less: Loss Attributable to Non – Controlling Interests	(1,376)	-	(3,428)	-
Net Loss	(515,379)	(1,765,813)	(736,264)	(3,148,076)

Basic and Diluted Loss per Share	$(0.000)	$(0.041)	$(0.001)	$(0.076)
Weighted Average Shares Outstanding:
Basic and Diluted	2,141,095,034	42,913,321	1,247,086,471	41,377,215

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(736,264)	$(3,148,076)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	78,845	72,449
Loss Attributable to Non – Controlling Interests	(3,428)	-
Non-cash Portion of Interest on Convertible Debt	409,280	697,811
Issuance of Stock for Services	-	30,000
Asset Write Down	-	9,893
Gain on Extinguishment of Debt	220	(40,904)
Amortization of Debt Discount	497,515	717,133
Change in Fair Value of Derivative Liability	(658,274)	113,758
Changes in:
Accounts Receivable	-	(12,491)
Inventory	-	288,982
Prepaid Expenses	(14,938)	3,662
Accounts Payable	(65,204)	133,263
Accrued Expenses	46,766	(10,772)
Accrued Interest	144,177	147,749
NET CASH USED IN OPERATING ACTIVITIES	(301,305)	(997,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(5,720)	(117,960)
Net Change in Deposits	-	3,524
NET CASH USED IN INVESTING ACTIVITIES	(5,720)	(114,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	-	(25,000)
Proceeds from Related Party Debt	-	(46,400)
Payments on Note Payable	(6,000)	-
Proceeds from Note Payable	29,000	-
Proceeds from Promissory Notes	281,500	1,092,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	304,500	1,020,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,525)	(91,379)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,198	103,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,673	$12,075
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$285,000	$969,900
Assignment of Promissory Notes Accrued Interest to Convertible Note	$-	$150,300
Conversion of Notes Payable into Common Stock	$11,091,343	$1,318,036
Conversion of Notes Payable into Preferred Shares	$300,000	$-
Conversion of Accrued Interest into Common Stock	$48,562	$-
Assignment of Related Party Note to Note Payable	$-	$239,811
Accrued Interest added to Note Principal	$-	$149,066

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold and tungsten mineral deposits. Through its subsidiaries, Pacific Gold currently owns mining claims, property and leases in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp., its wholly-owned subsidiaries, Nevada Rae Gold, Inc., Fernley Gold, Inc., and Pilot Mountain Resources, Inc. and its majority – owned subsidiary, Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013, and December 31, 2012, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2013 and December 31, 2012 there was no allowance for bad debts.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There was no inventory as of June 30, 2013 or December 31, 2012.

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

Intangibles Assets	June 30, 2013	December 31, 2012
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,083)	(583)
Net	$8,917	$9,417

Amortization expense for the three months ended June 30, 2013 and 2012 was $250 and $83, respectively.

Amortization expense for the six months ended June 30, 2013 and 2012 was $500 and $83, respectively.

For these assets, amortization expense over the next five years is expected to be $4,500.

Year	USD
2013	$500
2014	1,000
2015	1,000
2016	1,000
2017	1,000
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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June 30, 2013, the Company had 3,732,803,750 of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended June 30, 2013, and 2012 the Company incurred $1,028 and $23,792, respectively, in advertising costs. For the six months ended June 30, 2013, and 2012 the Company incurred $1,520 and $82,091, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three months ended June 30, 2013 or 2012.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 3 – MINERAL RIGHTS

Mineral rights at June 30, 2013 and December 31, 2012 consisted of the following:

MINERAL RIGHTS	2013	2012
Nevada Rae Gold – Morris Land	$269,522	$269,802
Accumulated Depletion	(381)	(381)
Fernley Gold – Lower Olinghouse	150,308	144,308
Pilot Mountain Resources – Project W	199,820	199,820
Pacific Metals – Graysill Claims	36,615	36,615
	$655,884	$650,164

As of June 30, 2013 and December 31, 2012, the amount allocated to undeveloped mineral rights was $10,000.

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

On July 05, 2013, Pilot Mountain Resources Inc., and Pilot Metals agreed to an early exercise of the option to purchase the Project W claims.  Ownership of the Project W claims has now been transferred to Pilot Metals, subject to a security interest retained by Pilot Mountain until the full purchase price is paid.

As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims from three payments of $500,000 each due in September 2013, 2014 and 2015 to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 due on March 31, 2014.

NOTE 4 – PLANT AND EQUIPMENT

During the year ended December 31, 2012 the Company purchased equipment for a total cost of $106,280, and wrote off $9,893 of equipment.

Plant and equipment at June 30, 2013 and December 31, 2012, consisted of the following:

PLANT AND EQUIPMENT	June 30, 2013	December 31, 2012
Building	$795,355	$795,355
Accumulated Depreciation	(631,629)	(590,227)
Equipment	1,007,660	1,007,660
Accumulated Depreciation	(779,054)	(742,111)
	$392,332	$470,677

Depreciation expense was $39,423 and $38,032, for the three months ended June 30, 2013 and 2012 respectively.

Depreciation expense was $78,845 and $72,449, for the six months ended June 30, 2013 and 2012 respectively.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of June 30, 2013, Pacific Gold owes $1,194,106 in principal and $109,306 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal.

A Company controlled by an officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 6 – PROMISSORY NOTES

During the six months ended June 30, 2013, $285,000 in principal of the promissory notes was assigned to a third party that is not affiliated with the Company as discussed in Note 7.

During the six months ended June 30, 2013, the Company received total proceeds of $281,500 from a non-affiliate. The note accrues interest at a rate of 10% per annum from the date of the agreement. The principal and accrued interest is due on January 2, 2015.

As of June 30, 2013, Pacific Gold owes $1,222,444 in promissory notes to two individual debt holders.

A summary of the notes is as follows:

Balance at January 1, 2012	$1,388,045
Proceeds Received	1,513,700
Promissory Note Assigned	(1,492,200)
Interest Accrued thru December 31, 2012	103,911
Payments thru December 31, 2012	-
Conversions thru December 31, 2012	(343,000)
Balance at December 31, 2012	$1,170,456

Proceeds Received	281,500
Interest Accrued thru June 30, 2013	55,488
Payments thru June 30, 2013	-
Conversions thru June 30, 2013	-
Assignment of Promissory Note to Convertible Note thru June 30, 2013	(285,000)
Balance at June 30, 2013	$1,222,444

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

During the six months ended June 30, 2013, the Company agreed to the assignment of an additional $175,000 in principal of outstanding promissory note to the third party under the same terms as discussed above.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	December 2,	January 27,	March 6,	March 30,	April 23,
Issuance Date	2011	2012	2012	2012	2012

Carrying amount of convertible note, net on January 1, 2012	$135,301	-	-	-	-

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	233,098
Add: Relative fair value of:
Derivative Liability	-	269,592	166,276	294,731	325,741
Change in and accelerated amortization of derivative liability on conversions	(100,699)	(269,592)	(166,276)	(294,731)	(325,741)
Discount on Note	-	(150,000)	(75,000)	(162,102)	(233,098)
Discount amortization thru December 31, 2012	329,425	150,000	75,000	162,102	233,098
Interest Accrued thru December 31, 2012	4,473	3,015	1,923	4,912	10,349
Conversions to shares thru December 31, 2012	(368,500)	(153,015)	(76,923)	(167,014)	(243,447)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	-	-	-

Add: Face Value – Convertible Notes assigned	-	-	-	-	-
Add: Relative fair value of:
Derivative Liability	-	-	-	-	-
Change in and accelerated amortization of derivative liability on conversions	-	-	-	-	-
Discount on Note	-	-	-	-	-
Discount amortization thru June 30, 2013	-	-	-	-	-
Interest Accrued thru June 30, 2013	-	-	-	-	-
Conversions to shares thru June 30, 2013	-	-	-	-	-
Carrying amount of convertible notes, net on June 30, 2013	$-	-	-	-	-

	Note F	Note G	Note H	Total
	May 08,	July 18,	April 12,
Issuance Date	2012	2012	2013

Carrying amount of convertible note, net on January 1, 2012	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	500,000	18,000	-	1,138,200
Add: Relative fair value of:
Derivative Liability	761,671	31,082	-	1,849,093
Change in and accelerated amortization of derivative liability on conversions	9,165,602	607,100	-	8,615,663
Discount on Note	(500,000)	(18,000)	-	(1,138,200)
Discount amortization thru December 31, 2012	383,333	8,250	-	1,341,208
Interest Accrued thru December 31, 2012	39,161	918	-	64,751
Conversions to shares thru December 31, 2012	(220,000)	-	-	(1,228,899)
Carrying amount of convertible notes, net on December 31, 2012	10,129,767	647,350	-	10,777,117

Add: Face Value – Convertible Notes assigned	-	-	175,000	175,000
Add: Relative fair value of:
Derivative Liability	(204,659)	(605,455)	285,008	(525,106)
Change in and accelerated amortization of derivative liability on conversions	(9,722,614)	(32,727)	(133,654)	(9,888,995)
Discount on Note	-	-	(175,000)	(175,000)
Discount amortization thru June 30, 2013	116,667	9,750	115,670	242,087
Interest Accrued thru June 30, 2013	4,390	573	4,593	9,556
Conversions to shares thru June 30, 2013	(323,551)	(19,491)	(91,755)	(434,797)
Carrying amount of convertible notes, net on June 30, 2013	-	-	179,862	179,862

On August 2, 2012, September 10, 2012, October 25, 2012, November 9, 2012, and December 5, 2012 a holder of $354,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of June 30, 2013 the investor has converted $354,000 of debt obligations into 40,076,356 shares of common stock of the Company.

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of June 30, 2013 the investor has converted $56,000 of debt obligations into 82,490,382 shares of common stock of the Company.

On July 27, 2012, August 29, 2012, September 10, 2012, November 2, 2012, and December 11, 2012 the company issued $53,000, $75,000, $78,500, $37,500, and $32,500, respectively, in convertible notes to the same third party discussed above. The notes are convertible beginning at a date which is one hundred and eighty (180) days following the issuance dates and have a conversion rate of 42% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Interest at an annual rate of 8% from the issuance date is due at maturity or upon acceleration or by prepayment. As of June 30, 2013 the investor has converted $165,820 of debt obligations into 753,998,769 shares of common stock of the Company.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	July 27,	August 02,	August 29,	September 10,	September 10,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on January 01, 2012	$-	-	-	-	-

Face Value – Convertible Note	53,000	150,000	35,000	75,000	78,500
Add: Relative fair value of:
Derivative Liability	-	154,088	-	86,538	-
Accelerated amortization of derivative liability on conversions	-	(154,088)	-	(86,538)	-
Discount on Note	-	(150,000)	-	(75,000)	-
Discount amortization thru December 31, 2012	-	150,000	-	75,000	-
Interest Accrued thru December 31, 2012	1,767	-	933	-	2,093
Conversions to shares thru December 31, 2012	-	(150,000)	-	(75,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$54,767	-	35,933	-	80,593

Add: Relative fair value of:
Derivative Liability	164,483	-	18,286	-	93,787
Accelerated amortization of derivative liability on conversions	(164,483)	-	(18,286)	-	(93,787)
Discount on Note	(53,000)	-	(18,286)	-	(41,432)
Discount amortization thru June 30, 2013	53,000	-	18,286	-	41,432
Interest Accrued thru June 30, 2013	353	-	467	-	1,824
Conversions to shares thru June 30, 2013	(55,120)	-	(36,400)	-	(74,300)
Carrying amount of convertible notes, net on June 30, 2013	$-	-	-	-	8,117

	Note F	Note G	Note H	Note I	Note J
	November 02,	October 25,	November 09,	December 05,	December 11,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on January 01, 2012	$-	-	-	-	-

Face Value – Convertible Note	37,500	40,000	40,000	49,000	32,500
Add: Relative fair value of:
Derivative Liability	-	66,183	123,438	191,755	-
Accelerated amortization of derivative liability on conversions	-	(66,183)	(123,438)	(191,755)	-
Discount on Note	-	(40,000)	(40,000)	(49,000)	-
Discount amortization thru December 31, 2012	-	40,000	40,000	49,000	-
Interest Accrued thru December 31, 2012	500	-	-	-	217
Conversions to shares thru December 31, 2012	-	(40,000)	(40,000)	(9,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$38,000	-	-	40,000	32,717

Add: Relative fair value of:
Derivative Liability	64,655	-	-		56,034
Accelerated amortization of derivative liability on conversions	-	-	-	(40,000)	-
Discount on Note	(27,709)	-	-	-	(32,500)
Discount amortization thru June 30, 2013	9,236	-	-	40,000	10,833
Interest Accrued thru June 30, 2013	1,500	-	-	-	1,300
Conversions to shares thru June 30, 2013	-	-	-	(40,000)	-
Carrying amount of convertible notes, net on June 30, 2013	$85,682	-	-	-	68,384

	Note K	Note L
	February 05,	March 19,
	2013	2013	Total
Face Value – Convertible Note	-	-	590,500
Add: Relative fair value of:
Derivative Liability	-	-	622,001
Accelerated amortization of derivative liability on conversions	-	-	(622,001)
Discount on Note	-	-	(354,000)
Discount amortization thru December 31, 2012	-	-	354,000
Interest Accrued thru December 31, 2012	-	-	5,510
Conversions to shares thru December 31, 2012	-	-	(314,000)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	$282,010

Face Value – Convertible Note	60,000	50,000	110,000
Add: Relative fair value of:
Derivative Liability	237,736	94,340	729,321
Accelerated amortization of derivative liability on conversions	(237,736)	-	(554,292)
Discount on Note	(60,000)	(45,283)	(278,210)
Discount amortization thru June 30, 2013	60,000	22,640	255,427
Interest Accrued thru June 30, 2013	501	1,250	7,195
Conversions to shares thru June 30, 2013	(56,000)	-	(261,820)
Carrying amount of convertible notes, net on June 30, 2013	$4,501	122,947	$289,631

NOTE 8 – COMMON STOCK AND PREFERRED STOCK

For the six months ended June 30, 2013, 2,633,187,237 common shares were issued for $648,055 in principal and $3,520 in accrued interest on the convertible notes discussed in Note 7 above.

For the six months ending June 30, 2013, 2,200,000 shares were issued for $220 as part of a settlement agreement.

For the six months ended June 30, 2013, 300,000 preferred shares were issued on debt conversion at a price of $1.00 per share.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2013:

Year ended	Total
December 31, 2013	$40,000
December 31, 2014	40,000
December 31, 2015	40,000
December 31, 2016	40,000
December 31, 2017	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the six months ended June 30, 2013 and 2012 was $2,442.

NOTE 10 – MAJOR CUSTOMERS

For the three months ended June 30, 2013 there were no gold sales. For the three months ended June 30, 2012, gold sales were made to one vendor. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

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

NOTE 12 – LEGAL PROCEEDINGS

On March 4, 2013, Pacific Gold Corp. (the “Company”) agreed to settle the complaint that was filed in the United States District Court in Newark New Jersey, Case number 2:12-cv-01285-ES-CLW entitled Black Mountain Equities Inc. v. Pacific Gold Corp.  The Company agreed to allow Black Mountain Equities to exercise the warrant at issue in the case for a total of 2,200,000 (two million two hundred thousand) shares of Company common stock and Black Mountain Equities agreed to pay $30,000 for the settlement in full of the Company’s legal fees in this matter. The settlement exchange took place on May 14, 2013.

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

NOTE 13 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2013, the Company had an accumulated deficit of $44,544,599, negative working capital of $3,980,678, and negative cash flows from the six months ended June 30, 2013 of $301,305, raising substantial doubt about its ability to continue as a going concern. During the six months ended June 30, 2013, the Company financed its operations through the sale of securities and issuance of debt.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to quarter end Pilot Mountain Resources Inc., a subsidiary of Pacific Gold Corp., and Pilot Metals agreed to an early exercise of the option to purchase the Project W claims.  Ownership of the Project W claims has now been transferred to Pilot Metals, subject to a security interest retained by Pilot Mountain until the full purchase price is paid.

As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims from three payments of $500,000 each due in September 2013, 2014 and 2015 to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 due on March 31, 2014.

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

Through June 30, 2013 the Company has invested approximately $11,271,694 into NRG.

Because the definitions of “reserves”, “proven reserves” and “probable reserves” under the Industry Guide 7 of the SEC have specific requirements to be satisfied before there may be disclosure of reserve estimates, the Company is without known reserves.

Pilot Mountain Resources Inc.

In the second quarter of 2013, Pilot Metals excercised its option to purchase Project W from Pilot Mountain Resources Inc. As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims from three payments of $500,000 each due in September 2013, 2014 and 2015 to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 due on March 31, 2014.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the second quarter of 2013.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold for the quarter ended June 30, 2013.

Operating expenses for the quarter ended June 30, 2013, totaled $181,281. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $8,235 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $27,301 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $5,334.  Interest expense totaled $176,798; of this amount, $103,080 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to June 30, 2013, we have funded our operations from the sale of securities, issuance of debt and loans from shareholders.

As of June 30, 2013, our assets totaled $1,393,130, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,302,163 which primarily consisted of note payable to a shareholder of $1,303,412, accounts payable and accrued expenses of $1,306,812, convertible notes payable of $469,495, and promissory notes of $1,222,444. We had an accumulated deficit of $44,544,599 and a working capital deficit of $3,980,678 at June 30, 2013.

For the six months ended June 30, 2013, the convertible note holders have converted $648,055 in principal and $3,520 in accrued interest on the Convertible notes. An additional $285,000 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 7 to the financial statements.

For the six months ended June 30, 2013, the Company issued additional $281,500 in promissory notes to non–related party. The promissory notes are due on January 2, 2015. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the six months ended June 30, 2013 was $55,488. At June 30, 2013 the balance on the promissory notes was $1,222,444 including accrued interest, representing promissory notes owed to two individual debt holders.

As of June 30, 2013, Pacific Gold owes $1,194,106 in principal and $109,306 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal.

Our independent auditors, in their report on the consolidated financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 1,815,609,193 shares of common stock for debt repayment of $186,655 in principal.

During the quarter the Company issued a total of 300,000 shares of Series A Preferred Stock to Jabi Inc., an entity controlled by Robert Landau, the Company’s Chief Executive Officer, in full payment of a $300,000 promissory note issued by the Company to Jabi Inc.

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

The Black Rock Canyon mine did not receive any citations for the three months ended June 30, 2013.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	August 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	August 12, 2013
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	August 12, 2013
Mitchell Geisler