Form 10-Q
period 2013-09-30
PACIFIC GOLD CORP
filed 2013-11-14
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

As of November 13, 2013, the Company had outstanding 49,315,623 shares of its common stock, par value $0.0000000001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,824	$12,198
Prepaid Expenses	4,458	9,778
Loan Receivable, net	810,465	-
Total Current Assets	820,747	21,976
Mineral Rights, Plant and Equipment
Mineral rights, net	537,984	650,164
Plant and Equipment, net	353,160	470,677
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	994,814	1,224,511
Intangibles
Total Intangibles, net	8,667	9,417
Other Assets:
Loan Receivable	810,465	-
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	197,938
TOTAL ASSETS	$2,022,166	$1,453,842
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities:
Accounts Payable	$859,175	$1,060,894
Accrued Expenses	329,579	264,357
Accrued Interest – Convertible Note	8,416	45,589
Convertible Notes, Net	89,005	408,083
Derivative Liability	187,916	10,605,454
Accrued Interest – Promissory Notes, short – term portion	120,077	49,281
Promissory Notes, short – term portion	756,175	1,121,175
Accrued Interest – Note Payable	139,130	-
Note Payable	1,208,106	-
Total Current Liabilities	3,697,579	13,554,833
Long Term Liabilities:
Accrued Interest – Promissory Notes	12,633	-
Promissory Notes, long – term portion	361,500	-
Accrued Interest – Note Payable	-	37,368
Note Payable – Note Payable	-	1,471,106
Total Liabilities	4,071,712	15,063,307
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized,300,000, and 0 shares outstanding at September 30, 2013 and December 31, 2012, respectively	300	-
Common Stock - $0.0000000001 par value; 3,000,000,000 shares authorized,27,251,352 and 849,488 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	-	-
Additional Paid-in Capital	41,716,877	30,201,102
Non – Controlling Interests	(11,324)	(2,233)
Accumulated Deficit	(43,755,399)	(43,808,334)
Total Stockholders’ Deficit	(2,049,546)	(13,609,465)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,022,166	$1,453,842

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenue:
Total Revenue	$-	$82,457	$-	$161,115
Production Costs
Production Costs	-	323,045	-	411,764
Depreciation	39,422	39,338	118,267	111,787
Gross Margin	(39,422)	(279,926)	(118,267)	(362,436)

Operating Expenses:
General and Administrative	267,239	338,794	647,033	1,767,039
Inventory Write Down	-	85,760	-	85,760
Total Operating Expenses	267,239	424,554	647,033	1,852,799

Net Loss from Operations	(306,661)	(704,480)	(765,300)	(2,215,235)

Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	82,729	(1,016,674)	194,405	(975,770)
Foreign Exchange Gain (Loss)	(949)	(1,543)	1,484	(1,543)
Amortization of Debt Discount	(100,823)	(698,741)	(598,338)	(1,415,874)
Interest Expense	(70,533)	(118,030)	(626,454)	(965,364)
Imputed Interest Income	19,767	-	19,767	-
Other Income	1,165	6,305	1,165	6,305
Gain (Loss) on Sale of Assets	940,879	-	940,879	-
Change in Fair Value of Derivative Liability	217,963	(47,226)	876,237	(160,984)
Total Other Income (Expenses)	1,090,198	(1,875,909)	809,145	(3,513,230)
Net Loss Before Non-Controlling Interests	783,537	(2,580,389)	43,845	(5,728,465)
Less: Loss Attributable to Non - Controlling Interests	(5,663)	-	(9,091)	-
Net Income (Loss)	$789,200	$(2,580,389)	$52,936	$(5,728,465)

Basic and Diluted Loss per Share	$0.033	$(6.26)	$0.004	$(15.59)
Weighted Average Shares Outstanding:
Basic and Diluted	23,775,807	412,031	14,902,570	367,364

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$52,936	$(5,728,465)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	118,267	111,787
Loss Attributable to Non - Controlling Interests	(9,091)	-
Imputed Interest Income	(19,767)	-
Non-cash Portion of Interest on Convertible Debt	417,775	726,520
Issuance of Stock for Services	-	47,600
Asset Write Down	-	9,893
(Gain) Loss on Sales of Assets	(940,879)	-
(Gain) Loss on Extinguishment of Debt	(194,185)	975,770
Amortization of Debt Discount	598,338	1,415,874
Change in Fair Value of Derivative Liability	(876,237)	160,984
Changes in:
Inventory	-	243,589
Accounts Receivable	-	5,995
Prepaid Expenses	5,320	1,752
Accounts Payable	(8,430)	363,139
Accrued Expenses	65,222	117,930
Accrued Interest	205,344	236,978
NET CASH USED IN OPERATING ACTIVITIES	(585,387)	(1,310,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(87,640)	(185,017)
Investment in Reclamation Bond	-	(1,158)
Net Change in Deposits	-	3,524
Proceeds from Sale of Mineral Rights	350,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	262,360	(182,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	-	(68,562)
Payments on Note Payable	(13,000)	(4,300)
Proceeds from Note Payable	50,000	-
Proceeds from Promissory Notes	361,500	1,384,900
Payment on Convertible Notes	(81,847)	-
Proceeds from Convertible Notes	-	166,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	316,653	1,478,538

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,374)	(14,767)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,198	103,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,824	$88,687
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$365,000	$1,212,900
Assignment of Promissory Notes Accrued Interest to Convertible Note	$-	$150,300
Conversion of Notes Payable into Common Stock	$11,167,292	$3,304,917
Conversion of Notes Payable into Preferred Shares	$300,000	$-
Conversion of Accrued Interest into Common Stock	$48,562	$95,796
Loan Issued for Sale of Mineral Rights	790,698	-
Assignment of Related Party Note to Note Payable	$-	$239,811
Accrued Interest added to Note Principal	$-	$149,066

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold, vanadium, uranium, and tungsten mineral deposits. Through its subsidiaries, Pacific Gold currently owns mining claims, property and leases in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp., its wholly-owned subsidiaries, Nevada Rae Gold, Inc., and Fernley Gold, Inc., and its majority – owned subsidiary, Pacific Metals Corp. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Accounts

Certain accounts in the prior period have been reclassified to conform to the current year presentation.

Significant Accounting Principles

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013, and December 31, 2012, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2013 and December 31, 2012, there was no allowance for bad debts.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There were no inventories as of September 30, 2013 or December 31, 2012.

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

As per Industry Guide 7, we have no proven or probable reserves.

Intangible Assets

The Company’s subsidiary Pacific Metals Inc. has acquired a mining claims database which is being amortized over its estimated useful life of ten years using the straight-line method.

Intangibles Assets	September 30, 2013	December 31, 2012
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,333)	(583)
Net	$8,667	$9,417

Amortization expense for the three months ended September 30, 2013 and 2012 was $250.

Amortization expense for the nine months ended September 30, 2013 and 2012 was $750 and $333, respectively.

For these assets, amortization expense over the next five years is expected to be $4,250.

Year	USD
2013	$500
2014	1,000
2015	1,000
2016	1,000
2017	1,000
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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and income taxes payable approximate fair value due to their most maturities.

Fair Value Measurements

The hierarchy below lists three levels of fair values based on the extent to which inputs used in measuring fair value is observable in the market. We disclose and categorize each of our fair value measurement items that we recorded at fair value on a recurring basis in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

• Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include domestic and international equities, U.S. treasuries and agency securities, and exchange-traded mutual funds. Our Level 1 derivative assets and liabilities include those traded on exchanges.

• Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, certificates of deposit, certain agency securities, foreign government bonds, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts.

• Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. The Company Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and the company uses management judgment to develop assumptions to determine fair value for these derivatives.

The company does not have assets and liabilities that are carried at fair value on a recurring basis.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2013, the Company had 1,879,160,428 of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended September 30, 2013, and 2012, the Company incurred $11,515 and $33,787, respectively, in advertising costs. For the nine months ended September 30, 2013, and 2012, the Company incurred $13,035 and $115,878, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the nine months ended September 30, 2013 or 2012.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 3 – LOAN RECEIVABLE

As part of the asset sale agreement of Pilot Mountain mineral rights Pilot Metals, Inc. (“the purchaser”) shall pay the sum of $850,000 on or before March 31, 2014. In the event that the purchaser does not pay the sum of $850,000 on or before March 31, 2014, the escrow holder shall record the Special Warranty deed with the mineral county recorder. The sum of $850,000 includes imputed interest at a rate of 10% per annum. See Note 4.

NOTE 4 – MINERAL RIGHTS

Mineral rights at September 30, 2013 and December 31, 2012 consisted of the following:

MINERAL RIGHTS	2013	2012
Nevada Rae Gold – Morris Land	$336,402	$269,802
Accumulated Depletion	(381)	(381)
Fernley Gold – Lower Olinghouse	161,988	144,308
Pilot Mountain Resources – Project W	-	199,820
Pacific Metals – Graysill Claims	39,975	36,615
	$537,984	$650,164

As of September 30, 2013 and December 31, 2012, the amount allocated to undeveloped mineral rights was $10,000.

On February 10, 2011, our subsidiary Pilot Mountain Resources Inc. (“PMR”) entered into an Option and Asset Sale Agreement ("Agreement") with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals secured an option on the Project W Tungsten claims.

The basic monetary terms of the Agreement called for Pilot Metals to pay PMR $50,000 for a 100 day due diligence period on the mining claims. The option payment was received on signing the agreement and recorded as income. Within the initial 100 day option period, Pilot Metals had the right to exercise an additional 24 month option on the claims by paying a further $450,000. The right for an additional 24 months option period was exercised and during the 24 month option period, Pilot Metals has conducted physical due diligence work including sampling, drilling and any other work on the claims it deemed necessary. A payment of $450,000 was received on September 9, 2011 and recorded as income.

At any point prior to the conclusion of the 24 month option period, Pilot Metals had the option to exercise an option and election to either purchase 100% of the claims, for $1,500,000, paid as three annual installments of $500,000 each, and an additional $1,000,000 payment on the commencement of commercial mining operations, or elect to enter into a joint venture with Pilot Mountain Resources for the mining claims by paying a further $1,000,000 to PMR paid as two annual $500,000 installments, with each company owning 50% of the joint venture. The payments made to PMR are subject to a 15% royalty to Platoro West, Inc.

On July 5, 2013, PMR and Pilot Metals agreed to an early exercise of the option to purchase the Project W claims.  Ownership of the Project W claims has now been transferred to Pilot Metals, subject to a security interest retained by PMR until the full purchase price is paid.

As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims. The initial three payments of $500,000 each due in September 2013, 2014 and 2015 were amended to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 due on March 31, 2014.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment at September 30, 2013 and December 31, 2012, consisted of the following:

PLANT AND EQUIPMENT	September 30, 2013	December 31, 2012
Building	$795,355	$795,355
Accumulated Depreciation	(652,330)	(590,227)
Equipment	1,007,660	1,007,660
Accumulated Depreciation	(797,525)	(742,111)
	$353,160	$470,677

Depreciation expense was $38,672 and $39,088, for the three months ended September 30, 2013 and 2012, respectively.

Depreciation expense was $117,517 and $111,453, for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of September 30, 2013, Pacific Gold owes $1,208,106 in principal and $139,130 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal.

A Company controlled by an officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

For the nine months ending September 30, 2012 we have recorded $1,016,674 loss on extinguishment of debt and accrued liabilities. Out of this amount $817,440 was loss on extinguishment of related parties’ debt and accrued liabilities.

NOTE 7 – PROMISSORY NOTES

During the nine months ended September 30, 2013, $365,000 in principal of the promissory notes was assigned to a third party that is not affiliated with the Company as discussed in Note 7.

During the nine months ended September 30, 2013, the Company received total proceeds of $361,500 from a non-affiliate. The note accrues interest at a rate of 10% per annum from the date of the agreement. The principal and accrued interest is due on January 2, 2015.

As of September 30, 2013, Pacific Gold owes $1,250,386 in promissory notes to two individual debt holders.

A summary of the notes is as follows:

Balance at January 1, 2012	$1,388,045
Proceeds Received	1,513,700
Promissory Note Assigned	(1,492,200)
Interest Accrued thru December 31, 2012	103,911
Payments thru December 31, 2012	-
Conversions thru December 31, 2012	(343,000)
Balance at December 31, 2012	$1,170,456

Proceeds Received	361,500
Interest Accrued thru September 30, 2013	83,430
Payments thru September 30, 2013	-
Conversions thru September 30, 2013	-
Assignment of Promissory Note to Convertible Note thru September 30, 2013	(365,000)
Balance at September 30, 2013	$1,250,386

NOTE 8 – FINANCING

Convertible Notes

Convertible Notes Series A:

On December 2, 2011, the Company agreed to the assignment of $500,000 in principal amount of an outstanding note, which represents a portion of the note the Company issued to the original debt holder on January 2, 2011. The assignment was to a third party that is not affiliated with the Company.  In connection with the assignment, the Company agreed to various modifications of the note for the benefit of the new holder, which enhance and reset the conversion features of the note and change certain other basic terms of the note.  As a result of the amendments, the note now (i) has a conversion rate of a 45% discount to the daily VWAP (volume – weighted average price, which is a measure of the average price the stock has traded over the trading horizon) price of the common stock based on a five day period prior to the date of conversion. During the year ended December 31, 2012, the Company agreed to the assignment of an additional $987,900 in principal and $150,300 in accrued interest of outstanding promissory notes to the third party under the same terms as discussed above. All convertible notes mature within a year of the notes issuance date.

During the nine months ended September 30, 2013, the Company agreed to the assignment of an additional $175,000 in principal of outstanding promissory note to the third party under the same terms as discussed above.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	December 2,	January 27,	March 6,	March 30,	April 23,
Issuance Date	2011	2012	2012	2012	2012

Carrying amount of convertible note, net on January 1, 2012	$135,301	-	-	-	-

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	233,098
Add: Relative fair value of:
Derivative Liability	-	269,592	166,276	294,731	325,741
Change in and accelerated amortization of derivative liability on conversions	(100,699)	(269,592)	(166,276)	(294,731)	(325,741)
Discount on Note	-	(150,000)	(75,000)	(162,102)	(233,098)
Discount amortization thru December 31, 2012	329,425	150,000	75,000	162,102	233,098
Interest Accrued thru December 31, 2012	4,473	3,015	1,923	4,912	10,349
Conversions to shares thru December 31, 2012	(368,500)	(153,015)	(76,923)	(167,014)	(243,447)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	-	-	-

Add: Face Value – Convertible Notes assigned	-	-	-	-	-
Add: Relative fair value of:
Derivative Liability	-	-	-	-	-
Change in and accelerated amortization of derivative liability on conversions	-	-	-	-	-
Discount on Note	-	-	-	-	-
Discount amortization thru September 30, 2013	-	-	-	-	-
Interest Accrued thru September 30, 2013	-	-	-	-	-
Conversions to shares thru September 30, 2013	-	-	-	-	-
Carrying amount of convertible notes, net on September 30, 2013	$-	-	-	-	-

	Note F	Note G	Note H	Total
	May 08,	July 18,	April 12,
Issuance Date	2012	2012	2013

Carrying amount of convertible note, net on January 1, 2012	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	500,000	18,000	-	1,138,200
Add: Relative fair value of:
Derivative Liability	761,671	31,082	-	1,849,093
Change in and accelerated amortization of derivative liability on conversions	9,165,602	607,100	-	8,615,663
Discount on Note	(500,000)	(18,000)	-	(1,138,200)
Discount amortization thru December 31, 2012	383,333	8,250	-	1,341,208
Interest Accrued thru December 31, 2012	39,161	918	-	64,751
Conversions to shares thru December 31, 2012	(220,000)	-	-	(1,228,899)
Carrying amount of convertible notes, net on December 31, 2012	10,129,767	647,350	-	10,777,117

Add: Face Value – Convertible Notes assigned	-	-	175,000	175,000
Add: Relative fair value of:
Derivative Liability	(204,659)	(605,455)	285,008	(525,106)
Change in and accelerated amortization of derivative liability on conversions	(9,722,614)	(32,727)	(182,654)	(9,937,995)
Discount on Note	-	-	(175,000)	(175,000)
Discount amortization thru September 30, 2013	116,667	9,750	153,710	280,127
Interest Accrued thru September 30, 2013	4,390	573	5,204	10,167
Conversions to shares thru September 30, 2013	(323,551)	(19,491)	(118,705)	(461,747)
Carrying amount of convertible notes, net on September 30, 2013	-	-	142,563	142,563

Convertible Notes Series B:

On August 2, 2012, September 10, 2012, October 25, 2012, November 9, 2012, and December 5, 2012 a holder of $354,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of September 30, 2013, the investor has converted $354,000 of debt obligations into 333,970 shares of common stock of the Company.

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of September 30, 2013 the investor has converted $56,000 of debt obligations into 687,420 shares of common stock of the Company.

On July 27, 2012, August 29, 2012, September 10, 2012, November 2, 2012, and December 11, 2012 the company issued $53,000, $75,000, $78,500, $37,500, and $32,500, respectively, in convertible notes to the same third party discussed above. The notes are convertible beginning at a date which is one hundred and eighty (180) days following the issuance dates and have a conversion rate of 42% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Interest at an annual rate of 8% from the issuance date is due at maturity or upon acceleration or by prepayment. As of September 30, 2013 the investor has converted $165,820 of debt obligations into 6,283,323 shares of common stock of the Company. For the nine months ended September 30, 2013 the company has made payments of $81,847 towards the balance owing on the notes.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	July 27,	August 02,	August 29,	September 10,	September 10,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on January 01, 2012	$-	-	-	-	-

Face Value – Convertible Note	53,000	150,000	35,000	75,000	78,500
Add: Relative fair value of:
Derivative Liability	-	154,088	-	86,538	-
Accelerated amortization of derivative liability on conversions	-	(154,088)	-	(86,538)	-
Discount on Note	-	(150,000)	-	(75,000)	-
Discount amortization thru December 31, 2012	-	150,000	-	75,000	-
Interest Accrued thru December 31, 2012	1,767	-	933	-	2,093
Conversions to shares thru December 31, 2012	-	(150,000)	-	(75,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$54,767	-	35,933	-	80,593

Add: Relative fair value of:
Derivative Liability	164,483	-	18,286	-	93,787
Accelerated amortization of derivative liability on conversions	(164,483)	-	(18,286)	-	(93,787)
Discount on Note	(53,000)	-	(18,286)	-	(41,432)
Discount amortization thru September 30, 2013	53,000	-	18,286	-	41,432
Interest Accrued thru September 30, 2013	353	-	467	-	707
Payments thru September 30, 2013	-	-	-	-	(7,000)
Conversions to shares thru September 30, 2013	(55,120)	-	(36,400)	-	(74,300)
Carrying amount of convertible notes, net on September 30, 2013	$-	-	-	-	-

	Note F	Note G	Note H	Note I	Note J
	November 02,	October 25,	November 09,	December 05,	December 11,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on January 01, 2012	$-	-	-	-	-

Face Value – Convertible Note	37,500	40,000	40,000	49,000	32,500
Add: Relative fair value of:
Derivative Liability	-	66,183	123,438	191,755	-
Accelerated amortization of derivative liability on conversions	-	(66,183)	(123,438)	(191,755)	-
Discount on Note	-	(40,000)	(40,000)	(49,000)	-
Discount amortization thru December 31, 2012	-	40,000	40,000	49,000	-
Interest Accrued thru December 31, 2012	500	-	-	-	217
Conversions to shares thru December 31, 2012	-	(40,000)	(40,000)	(9,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$38,000	-	-	40,000	32,717

Add: Relative fair value of:
Derivative Liability	64,655	-	-		56,034
Accelerated amortization of derivative liability on conversions	(64,655)	-	-	(40,000)	(56,034)
Discount on Note	(27,709)	-	-	-	(32,500)
Discount amortization thru September 30, 2013	27,709	-	-	40,000	32,500
Interest Accrued thru September 30, 2013	2,212	-	-	-	1,917
Payments thru September 30, 2013	(40,212)	-	-	-	(34,634)
Conversions to shares thru September 30, 2013	-	-	-	(40,000)	-
Carrying amount of convertible notes, net on September 30, 2013	$-	-	-	-	-

	Note K	Note L
	February 05,	March 19,
	2013	2013	Total
Face Value – Convertible Note	-	-	590,500
Add: Relative fair value of:
Derivative Liability	-	-	622,001
Accelerated amortization of derivative liability on conversions	-	-	(622,001)
Discount on Note	-	-	(354,000)
Discount amortization thru December 31, 2012	-	-	354,000
Interest Accrued thru December 31, 2012	-	-	5,510
Conversions to shares thru December 31, 2012	-	-	(314,000)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	$282,010

Face Value – Convertible Note	60,000	50,000	110,000
Add: Relative fair value of:
Derivative Liability	237,736	94,340	729,321
Accelerated amortization of derivative liability on conversions	(237,736)	(94,340)	(769,321)
Discount on Note	(60,000)	(45,283)	(278,210)
Discount amortization thru September 30, 2013	60,000	45,283	318,210
Interest Accrued thru September 30, 2013	602	2,500	8,758
Payments thru September 30, 2013	-	-	(81,846)
Conversions to shares thru September 30, 2013	(56,000)	-	(261,820)
Carrying amount of convertible notes, net on September 30, 2013	$4,602	52,500	$57,102

Convertible Notes Series C:

On September 25, 2013 a holder of $80,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 45% discount to the market price calculated as the average of the lowest three (3) market prices (VWAP) for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date.

A summary of the carrying value of the notes is as follows:

Note A
September 25,
2013
Face Value – Convertible Note	-
Add: Relative fair value of:
Derivative Liability	-
Accelerated amortization of derivative liability on conversions	-
Discount on Note	-
Discount amortization thru December 31, 2012	-
Interest Accrued thru December 31, 2012	-
Conversions to shares thru December 31, 2012	-
Carrying amount of convertible notes, net on December 31, 2012	$-

Face Value – Convertible Note	80,000
Add: Relative fair value of:
Derivative Liability	88,496
Accelerated amortization of derivative liability on conversions	(2,934)
Discount on Note	(80,000)
Discount amortization thru September 30, 2013	-
Interest Accrued thru September 30, 2013	110
Payments thru September 30, 2013	-
Conversions to shares thru September 30, 2013	-
Carrying amount of convertible notes, net on September 30, 2013	$85,672

NOTE 9 – COMMON STOCK AND PREFERRED STOCK

On October 18, 2013, Pacific Gold Corp. (the “Company”) announced that, effective upon market open on October 21, 2013, every one hundred twenty shares of the Company’s issued and outstanding Common Stock, par value $0.0000000001 (the "Common Stock"), will convert into one share of Common Stock (the “Second Reverse Stock Split”).  Any fractional shares resulting from the Second Reverse Stock Split will be rounded up to the next whole share. As a result of the Second Reverse Stock Split, the total number of issued and outstanding shares of the Company's Common Stock will decrease from 3,270,157,366 pre-split shares to approximately 27,251,311 shares after giving effect to the Second Reverse Stock Split.

For the nine months ended September 30, 2013, 7,252,804 common shares were issued for $675,005 in principal and $3,520 in accrued interest on the convertible notes discussed in Note 7 above.

For the nine months ending September 30, 2013, 18,334 shares were issued for $220 as part of a settlement agreement.

For the nine months ended September 30, 2013, 300,000 preferred shares were issued on debt conversion at a price of $1.00 per share.

On January 22, 2013, every twenty shares of the Company’s issued and outstanding Common Stock, par value $0.0000000001 (the "Common Stock"), was converted into one share of New Common Stock (the “First Reverse Stock Split”).  Any fractional shares resulting from the First Reverse Stock Split will be rounded up to the next whole share. As a result of the First Reverse Stock Split, the total number of issued and outstanding shares of the Company's Common Stock will decrease from 3,867,674,530 pre-split shares to 193,383,727 shares after giving effect to the First Reverse Stock Split. In addition to the First Reverse Stock Split, the Company has also reduced its total number of the Company’s authorized shares of common stock from 5,000,000,000 to 3,000,000,000.

In 2012, 445,389 common shares were issued for $1,514,200 in principal and $28,699 in accrued interest on the convertible notes discussed in Note 7 above.

In 2012, 36,209 shares of common stock were issued for $343,000 in principal on the promissory note discussed in Note 6 above.

In 2012, 2,084 shares of common stock were issued for services valued at $47,600.

In 2012, 212,481 shares of common stock were issued for $637,440 in accrued expenses.

In 2012, 60,000 shares of common stock were issued for $180,000 in principal and interest of the note payable.

In 2012, 35,412 shares of common stock were issued for $106,234 in principal on the related parties’ notes payable.

On December 21, 2012 the Company changed the par value of the Company’s common stock from $0.001 per share to $0.0000000001 per share.

NOTE 10 – OPERATING LEASES

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2013:

Year ended	Total
December 31, 2013	$-
December 31, 2014	40,000
December 31, 2015	40,000
December 31, 2016	40,000
December 31, 2017	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental expense for the nine months ended September 30, 2013 and 2012 was $3,663.

NOTE 11 – MAJOR CUSTOMERS

For the nine months ended September 30, 2013, there were no gold sales. For the nine months ended September 30, 2012, gold sales were made to one vendor. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

NOTE 12 – NON–CONTROLLING INTEREST

On November 2, 2012, the board of Pacific Gold Corp. agreed to a dividend of up to 5,000,000 of the shares of Pacific Metals Corp. One share of Pacific Metals Corp. was distributed as a dividend to shareholders of the Company for every 420 shares of Pacific Gold Corp. owned by shareholders of record as of November 1, 2012. As a result of the stock dividend, Pacific Metals Corp. is no longer a wholly-owned subsidiary of the Company. The Company now holds a controlling interest of 75.6% in Pacific Metals Corp.

NOTE 13 – LEGAL PROCEEDINGS

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

On November 6, 2013, Nevada Rae Gold, Inc. was sued by Liberty Mutual for approximately $15,000 in past due insurance premiums in Clark County, Nevada, Case number A-13-690844-C. The Company believes these premiums to be erroneously charged by Liberty Mutual not properly classifying the employees of the Company. The Company is attempting to settle this case in order to avoid significant legal fees.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $280,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2013, the Company had an accumulated deficit of $43,755,399, negative working capital of $2,876,832, and negative cash flows from the nine months ended September 30, 2013 of $585,387, raising substantial doubt about its ability to continue as a going concern. During the nine months ended September 30, 2013, the Company financed its operations through the sale of securities sale of mining claims, and issuance of debt.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to quarter end, every one hundred twenty shares of the Company’s issued and outstanding Common Stock, par value $0.0000000001 (the "Common Stock"), will convert into one share of Common Stock (the “Reverse Stock Split”).  Any fractional shares resulting from the Reverse Stock Split will be rounded up to the next whole share. As a result of the Reverse Stock Split, the total number of issued and outstanding shares of the Company's Common Stock will decrease from 3,270,157,366 pre-split shares to approximately 27,251,311 shares after giving effect to the Reverse Stock Split.

Subsequent to year end, the debenture holders of the convertible notes converted $40,603 in principal into 22,064,271 shares of common stock (taking into account the reverse split of the common stock on October 21, 2013).

Subsequent to year end, the Company issued $40,000 in promissory notes to a non-affiliate.

A holder of $240,000 in promissory note principal transferred $40,000 of the obligation to a non-affiliate.

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

Introduction

Pacific Gold Corp. (“Pacific Gold” or “the Company”) is engaged in the identification, acquisition, and development of mining prospects believed to have known gold or tungsten mineral deposits. The main objective is to identify and develop commercially viable mineral deposits on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineral deposits of metals often found with gold and/or tungsten which also may be worth processing. Development of commercially viable mineral deposits of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

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

Nevada Rae Gold, Inc.

NRG has permitted the Black Rock Canyon Mine (“BRCM”) with the BLM and the Nevada State Division of Environmental Protection (NDEP). NRG built a gravel screening facility at the Black Rock Canyon Mine. The plant is in good physical condition. The plant consists of a 60 foot by 90 foot by 30 foot steel building with offices, plumbing, electrical and a sloped floor for drainage; additionally the site has fuel storage, settling ponds, security offices and the entire are is fenced in for security along with exterior lighting and security cameras that allow management remote access viewing of the site from any internet access point in the world. The plant equipment primarily consists of a grizzly hopper, conveyors, trommels, high gravity bowls, sand screw, and a variety of pumps, cyclones and small equipment. The Company currently plans to rent or lease earth moving equipment including bulldozers, haul trucks, excavators, front end loaders and other smaller pieces. The plant is serviced via power lines provided by NV Energy and via two water wells that the Company owns.

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

Through September 30, 2013, the Company has invested approximately $11,481,456 into NRG.

Because the definitions of “reserves”, “proven reserves” and “probable reserves” under the Industry Guide 7 of the SEC have specific requirements to be satisfied before there may be disclosure of reserve estimates, the Company is without known reserves.

Pilot Mountain Resources Inc.

In the second quarter of 2013, Pilot Metals exercised its option to purchase Project W from Pilot Mountain Resources Inc. As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims from three payments of $500,000 each due in September 2013, 2014 and 2015 to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 due on March 31, 2014.

On September 30, 2013, the Company’s board of directors approved an agreement and plan of merger (the “Merger Agreement”) to merge Pilot Mountain Resources, Inc., a Nevada corporation (the “Subsidiary”).  Pursuant to the Merger Agreement, the Company will succeed to and possess all the rights and properties of the Subsidiary, and will assume all the liabilities of the Subsidiary.  Pacific Gold Corp. will be the surviving entity after the merger.

Articles of Merger to effect the merger were filed with the Nevada Secretary of State on September 30, 2013.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the third quarter of 2013.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold for the quarter ended September 30, 2013.

Operating expenses for the quarter ended September 30, 2013, totaled $267,239. The Company incurred labor, fuel and productions costs associated with various mining activities. Equipment operating costs, tools and materials of $13,246 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $24,039 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $34,103.  Interest expense totaled $70,533; of this amount, $8,495 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to September 30, 2013, we have funded our operations from the sale of securities, sale of mining claims, issuance of debt and loans from shareholders.

As of September 30, 2013, our assets totaled $2,022,166, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,071,712 which primarily consisted of note payable to a shareholder of $1,208,106, accounts payable and accrued expenses of $1,188,754, convertible notes payable of $285,337, and promissory notes of $1,250,386. We had an accumulated deficit of $43,755,399 and a working capital deficit of $3,687,298 at September 30, 2013.

For the nine months ended September 30, 2013, the convertible note holders have converted $675,005 in principal and $48,562 in accrued interest on the Convertible notes. An additional $365,000 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 8 to the consolidated financial statements.

For the nine months ended September 30, 2013, the Company issued additional $361,500 in promissory notes to non–related party. The promissory notes are due on January 2, 2015. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the nine months ended September 30, 2013 was $83,430. At September 30, 2013 the balance on the promissory notes was $1,250,386 including accrued interest, representing promissory notes owed to two individual debt holders.

As of September 30, 2013, Pacific Gold owes $1,208,106 in principal and $139,130 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal.

Our independent auditors, in their report on the consolidated financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the consolidated financial statements.  As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $280,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed.  The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

On November 6, 2013, Nevada Rae Gold, Inc. was sued by Liberty Mutual for approximately $15,000 in past due insurance premiums in Clark County, Nevada, Case number A-13-690844-C. The Company believes these premiums to be erroneously charged by Liberty Mutual not properly classifying the employees of the Company. The Company is attempting to settle this case in order to avoid significant legal fees.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 4,083,335 shares of common stock for debt repayment of $26,950 in principal.

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

The Black Rock Canyon mine did not receive any citations for the three months ended September 30, 2013.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	November 14, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	November 14, 2013
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	November 14, 2013
Mitchell Geisler