Form 10-K
period 2013-12-31
PACIFIC GOLD CORP
filed 2014-04-02
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Common Stock, $0.0000000001 par value, 10,000,000,000 shares authorized

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of June 30, 2013 the aggregate market value of the voting stock held by non-affiliates was approximately $217,175.

As of March 31, 2014, the Company had outstanding 727,730,261 shares of its common stock, par value $0. 0000000001.

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

Pacific Gold Corp. has three subsidiaries through which it holds various mineral prospects in Nevada and Colorado. Three subsidiaries are wholly-owned and include; Nevada Rae Gold, Inc., Fernley Gold, Inc., and Pacific Metals Corp. (OTCQB: PACM) The Company intends to acquire through staking, purchasing and/or leasing arrangements additional prospects, from time to time, in which there may be mineral deposit potential.

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

Through December 31, 2013 the Company has invested approximately $11,472,065 into NRG.

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

Project W (formerly Pilot Mountain Resources Inc.)

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

In 2013 the Pilot Mountain Resources, Inc. subsidiary was merged into Pacific Gold Corp., with the latter being the surviving entity and retaining all of the rights of the former under the Agreement with Pilot Metals Inc.

In February 2014, the Company and Pilot Metals agreed to further amend the Agreement whereby the Company would receive an immediate payment of $200,000 (which was received) and a further cash payment of $400,000 on March 31st, 2014. The Company’s production royalty was increased to $1,500,000 with Pilot Metals having the option until September 2014 to purchase $500,000 of the royalty for $250,000 in cash.

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

The Company owns 40 unpatented federal lode mining claims, in San Juan and Dolores Counties, Colorado immediately southeast of Bolam Pass.

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

Pacific Metals Corp.

The company has staked 40 federal lode mining claims in Delores and San Juan Counties, Colorado (BLM file no. 259280 and 285408) covering approximately 800 acres immediately southeast of Bolam Pass.

ITEM 3. LEGAL PROCEEDINGS

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed.  The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

On November 6, 2013, Nevada Rae Gold, Inc. was sued by Liberty Mutual for approximately $15,000 in past due insurance premiums in Clark County, Nevada, Case number A-13-690844-C. The Company believes these premiums to be erroneously charged by Liberty Mutual not properly classifying the employees of the Company. The Company has settled this case for an amount of $11,500 in order to avoid significant legal fees.

On July 12, 2013, Nevada Rae Gold, Inc. was sued by Cashman Equipment Company for approximately $56,000 in past due equipment rentals in Clark County, Nevada, Case number A-13-685083-C. The Company believes that the amounts in question are overstated and did not apply appropriate credits. The Company is attempting to settle this case in order to avoid significant legal fees.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 4. MINE SAFETY DISCLOSURE

Mine /Operating Name MSHA ID #	Section 104 S & S Citations (#)	Section 104 (b) Orders (#)	Section 104(d) Citations & Orders (#)	Section 110(b)(2) Violations (#)	Section 107 (a) Orders (#)	Value of MSHA Assessments Proposed ($)	Mining Related Facilities (#)	Received Notice of Pattern of Violations Section 104 (e) (Yes / No)	Received Notice of Potential to have Pattern Under Section 104 (e) (Yes / No)	Legal Actions Pending as of Last Day of Period (#)	Legal Actions Initiated During Period (#)	Legal Actions Resolved During Period (#)
Black Rock Canyon / 2602572	2	0	0	0	0	$0	1	No	No	0	0	0

The Black Rock Canyon mine received 2 S&S citations for the year ended December 31, 2013.  The mine staff worked diligently to fix these citations and all were terminated within seven days of being issued.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

The common stock is traded in the over-the-counter market and quoted on the OTC Markets under the symbol "PCFG".

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

QUARTER ENDED	HIGH	LOW
December 31, 2013	$0.0055	$0.0032
September 30, 2013	0.0240	0.0120
June 30, 2013	0.0388	0.0120
March 31, 2013	0.7813	0.1871
December 31, 2012	5.5394	3.0698
September 30, 2012	19.1707	13.2976
June 30, 2012	29.8458	22.1627
March 31, 2012	44.0484	34.4445

Holders

As of March 20, 2014 the Company believes that there are well over 7,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Securities authorized for issuance under equity compensation plans

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding warrants, options and rights.	Weighted Average exercise price of outstanding warrants, options and rights.	Number of Securities Remaining available for future issuance under equity compensation plans.
	2013 Equity Performance Plan	-0-	N/A	50,000,000
Totals:		-0-	N/A	50,000,000

Recent Sales of Unregistered Securities

During the fourth quarter of 2013 upon conversion of outstanding debt, Pacific Gold issued from time to time an aggregate of 118,590,267 shares of common stock at a conversion price ranging between $0.000055 to $0.0049 in transactions qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2013.

Operating expenses for the year ended December 31, 2013 totaled $815,021.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $231,406 for the year.  Equipment operating costs, tools and materials of $21,004 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $178,541 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $38,921. Advertising and public relations expenses totaled $14,513.  Interest expense totaled $742,749 for the year; of this amount, $471,334 was a non-cash expense that included amounts for interest on the Convertible Debentures that were not paid out in cash, $271,415 was interest accrued on debt and interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had revenues from the sale of gold for the year ended December 31, 2012 of $165,816 with a negative gross margin of $406,656.

Operating expenses for the year ended December 31, 2012 totaled $2,244,134.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $381,389 for the year.  Equipment operating costs, tools and materials of $329,846 were incurred primarily to prepare the plant and equipment at Black Rock Canyon for operations.  Legal and professional fees of $334,534 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $45,003. Advertising and public relations expenses totaled $126,237.  Interest expense totaled $1,300,028 for the year; of this amount, $978,896 was a non-cash expense that included amounts for interest on the Convertible Debentures that were not paid out in cash, $321,133 was interest accrued on debt and interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources:

Since inception to December 31, 2013, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of December 31, 2013, our assets totaled $1,926,412, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,335,917 which primarily consisted of related parties’ notes payable and accrued interest to of $2,391,762, accounts payable and accrued expenses of $1,233,130, convertible notes payable of $450,637, and promissory notes of $260,388. We had an accumulated deficit of $44,571,756 and a working capital deficit of $4,329,188 at December 31, 2013.

For the year ended December 31, 2013, the convertible note holders have converted $746,256 in principal and $48,562 in accrued interest on the Convertible notes. An additional $405,000 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 7 to the consolidated financial statements.

For the year ended December 31, 2013, the Company issued additional $108,500 in promissory notes to non–related party. The promissory notes are due on January 2, 2015. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the year ended December 31, 2013 was $21,888. At December 31, 2013 the balance on the promissory notes was $260,388 including accrued interest, representing promissory notes owed to two individual debt holders.

As of December 31, 2013, Pacific Gold owes $1,204,506 in principal and $169,317 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $0.02 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal and recorded a deemed dividend of $300,000 related to the conversion.

As of December 31, 2013, Pacific Gold owes a total of $894,175 in principal and $123,765 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year. During the year ended December 31, 2013, the company issued $293,000 in additional notes. The notes are due on January 2, 2015.

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

The derivative liability related to convertible notes arises because the conversion price of the Company’s convertible notes is discounted from the market price of the Company’s common stock.  Thus, the number of shares that may be issued upon conversion of such notes is indeterminate, which gives rise to the possibility that the Company may not be able to fully settle its convertible note and warrant obligations by the issuance of common stock.  The Company has adjusted the derivative liability to fair value at each reporting date using the Black-Scholes valuation model.  Adjustments in fair value arising because of changes in the market conditions are recorded as a gain or loss.  To the extent the derivative liability is reduced as a consequence of the conversion of notes, such reduction is recognized as additional paid-in-capital.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Gold Corp.

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Pacific Gold Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp., as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

March 28, 2014

Pacific Gold Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,020	$12,198
Prepaid Expenses	4,709	9,778
Total Current Assets	6,729	21,976
Mineral Rights, Plant and Equipment
Mineral rights, net	544,715	650,164
Plant and Equipment, net	234,710	470,677
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	883,095	1,224,511
Intangibles
Total Intangibles, net	8,417	9,417
Other Assets:
Amounts Receivable for Assets Sale	830,233	-
Reclamation Bond	197,938	197,938
Total Other Assets	1,028,171	197,938
TOTAL ASSETS	$1,926,412	$1,453,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$899,849	$1,060,894
Accrued Expenses	333,281	264,357
Accrued Interest - Convertible Note	13,023	45,589
Convertible Notes, Net	86,782	408,083
Derivative Liability	350,832	10,605,454
Accrued Interest - Promissory Notes, short - term portion	36,888	15,000
Promissory Notes, short - term portion	223,500	225,000
Accrued Interest – Related Party Notes Payable	293,082	34,281
Related Party Notes Payable	2,098,680	896,175
Total Current Liabilities	4,335,917	13,554,833
Long Term Liabilities:
Accrued Interest – Related Party Notes Payable	-	37,368
Related Party Notes Payable – long – term portion	-	1,471,106
Total Liabilities	4,335,917	15,063,307
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized,300,000, and 0 shares outstanding at December 31, 2013 and 2012, respectively	300	-
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized,145,844,832 and 1,206,426 shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Additional Paid-in Capital	42,174,767	30,201,102
Non - Controlling Interests	(12,816)	(2,233)
Accumulated Deficit	(44,571,756)	(43,808,334)
Total Stockholders' Deficit	(2,409,505)	(13,609,465)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,926,412	$1,453,842

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2013	2012
Revenue:
Total Revenue	$-	$165,816
Production Costs
Production Costs	-	421,284
Depreciation	145,684	151,188
Gross Margin	(145,684)	(406,656)

Operating Expenses:
General and Administrative	815,021	2,112,981
Inventory Write Down	-	131,153
Total Operating Expenses	815,021	2,244,134

Net Loss from Operations	(960,705)	(2,650,790)

Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	200,571	(975,770)
Foreign Exchange Gain (Loss)	2,855	(1,053)
Amortization of Debt Discount	(667,365)	(1,655,208)
Interest Expense	(742,749)	(1,300,028)
Imputed Interest Income	39,535	-
Other Income	4,016	6,781
Gain (Loss) on Sale of Equipment	(11,283)	10,000
Gain (Loss) on Sale of Assets	940,879	-
Change in Fair Value of Derivative Liability	720,241	(10,059,317)
Total Other Income (Expenses)	486,700	(13,974,595)
Net Loss Before Extraordinary Items	(474,005)	(16,625,385)
Extraordinary Items:
Insurance Claim Proceeds	75,000	-
Asset Impairment Loss	(75,000)	-
Total Extraordinary Items	-	-

Net Loss Before Non Controlling Interests	(474,005)	(16,625,385)
Less: Loss Attributable to Non – Controlling Interests	(10,583)	(2,233)
Net Income (Loss)	(463,422)	(16,623,152)

Basic and Diluted Loss per Share	$(0.017)	$(32.78)
Weighted Average Shares Outstanding:
Basic and Diluted	27,691,693	507,080

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Stockholders' Deficit

For the Years ended December 31, 2013 and 2012

					Additional	Non -
	Common Stock		Preferred Shares		paid in	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Total

Balance at January 1, 2012	323,048	$323	-	$-	$24,301,276	$-	$(27,185,182)	$(2,883,583)

Conversions of Notes Payable and Derivative Liability	668,813	-	-	-	5,214,463	-	-	5,214,463
Stock issued for Accrued Liabilities	212,481	-	-	-	637,440	-	-	637,440
Stock issued for Services	2,084	-	-	-	47,600	-	-	47,600
Reduction in Par Value	-	(323)	-	-	323	-	-	-
Net Loss	-	-	-	-	-	(2,233)	(16,623,152)	(16,625,385)

Balance at December 31, 2012	1,206,426	-	-	-	30,201,102	(2,233)	(43,808,334)	(13,609,465)

Conversions of Notes Payable and Derivative Liability	144,616,858	-	300,000	300	11,673,445	-	-	11,673,745
Deemed Dividend	-	-	-	-	300,000		(300,000)	-
Shares Issued for Rounding Adjustments	3,214	-	-	-	-	-	-	-
Shares Issued for Debt Settlement	18,334	-	-	-	220	-	-	220
Net Loss	-	-	-	-	-	(10,583)	(463,422)	(474,005)
Balance at December 31, 2013	145,844,832	$-	300,000	$300	$42,174,767	$(12,816)	$(44,571,756)	$(2,409,505)

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(463,422)	$(16,623,152)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	145,684	151,188
Loss Attributable to Non - Controlling Interests	(10,583)	(2,233)
Imputed Interest Income	(39,535)	-
Non-cash Portion of Interest on Convertible Debt	471,334	978,896
Issuance of Stock for Services	-	47,600
Asset Write Down	-	9,893
Asset Impairment Loss	75,000	-
(Gain) Loss on Sales of Assets	(929,596)	-
(Gain) Loss on Extinguishment of Debt	(200,571)	975,770
Amortization of Debt Discount	667,365	1,655,208
Change in Fair Value of Derivative Liability	(720,241)	10,059,317
Changes in:
Inventory	-	288,982
Accounts Receivable	-	18,844
Prepaid Expenses	5,069	952
Accounts Payable	38,628	446,571
Accrued Expenses	68,924	121,764
Accrued Interest	268,081	319,181
NET CASH USED IN OPERATING ACTIVITIES	(623,860)	(1,551,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property , Plant, Equipment and Mineral Rights	(94,371)	(196,141)
Investment in Reclamation Bond	-	(1,158)
Net Change in Deposits	-	3,524
Proceeds from Sale of Assets	355,000	-
NET CASH USED IN INVESTING ACTIVITIES	260,629	(193,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	-	(68,562)
Payments on Related Party Notes Payable	(23,600)	(27,900)
Proceeds from Related Party Notes Payable	350,000	1,237,700
Proceeds from Promissory Notes	108,500	276,000
Payment on Convertible Notes	(81,847)	-
Proceeds from Convertible Notes	-	236,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	353,053	1,653,738

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,178)	(91,256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,198	103,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,020	$12,198
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$110,000	$219,900
Assignment of Promissory Notes Accrued Interest to Convertible Note	$-	$45,825
Assignment of Portion of Related Party Notes to Convertible Note	$295,000	$1,122,000
Assignment of Related Party Notes Accrued Interest to Convertible Note	$-	$104,475
Conversion of Notes Payable into Common Stock	$11,325,183	$4,101,992
Conversion of Notes Payable into Preferred Shares	$300,000	$637,440
Conversion of Accrued Interest into Common Stock	$48,562	$95,796
Amounts Receivable for Assets Sale	$790,698	$-
Assignment of Related Party Note to Note Payable	$-	$239,811
Accrued Interest added to Note Principal	$-	$196,541
Deemed Dividend related to Conversion of Debt to Preferred Shares	$300,000	$-

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, and 2012, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2013 and 2012, there was no allowance for bad debts.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There were no inventories as of December 31, 2013 or 2012.

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

Intangibles Assets	December 31, 2013	December 31, 2012
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,583)	(583)
Net	$8,417	$9,417

Amortization expense for the years ended December 31, 2013 and 2012 was $1,000 and $583, respectively.

For these assets, amortization expense over the next five years is expected to be $5,000.

Year	USD
2014	$1,000
2015	1,000
2016	1,000
2017	1,000
2018	1,000
Thereafter	3,417
$8,417

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Pacific Gold assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2013 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 30, 2013, and 2012 the Company had 1,405,382,164 and 148,499,072, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company expenses advertising costs as incurred. The Company incurred costs of $14,513 and $126,237 for the years ended December 31, 2013 and 2012, respectively.

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

Convertible Debentures

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options.  The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following ASC Topic 718, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

Deemed Dividend Related to Convertible Preferred Stock

In accordance with ASC 470-20-25, Debt – Modifications and Exchanges – Beneficial Conversion Feature, The Company accounts for the difference in market price when above conversion price on issuance date and records a deemed dividend as a discount on the preferred shares over the period to the first redemption date.

Stock based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the year ended December 31, 2013 or 2012.

Recently issued accounting pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – LOAN RECEIVABLE

As part of the asset sale agreement of Pilot Mountain mineral rights Pilot Metals, Inc. (“the purchaser”) shall pay the sum of $850,000 on or before March 31, 2014. In the event that the purchaser does not pay the sum of $850,000 on or before March 31, 2014, the escrow holder shall record the Special Warranty deed with the mineral county recorder. The sum of $850,000 includes imputed interest at a rate of 10% per annum. See Note 3.

NOTE 3 – MINERAL RIGHTS

Mineral rights at December 31, 2013 and December 31, 2012 consisted of the following:

MINERAL RIGHTS	2013	2012
Nevada Rae Gold – Morris Land	$337,529	$269,802
Accumulated Depletion	(381)	(381)
Fernley Gold – Lower Olinghouse	165,352	144,308
Pilot Mountain Resources – Project W	-	199,820
Pacific Metals – Graysill Claims	42,215	36,615
	$544,715	$650,164

As of December 31, 2013 and 2012, the amount allocated to undeveloped mineral rights was $10,000.

On February 10, 2011, our subsidiary Pilot Mountain Resources Inc. (“PMR”) entered into an Option and Asset Sale Agreement (“Agreement”) with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals secured an option on the Project W Tungsten claims.

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

At any point prior to the conclusion of the 24 month option period, Pilot Metals had the option to exercise an option and election to either purchase 100% of the claims, for $1,500,000, paid as three annual �nstalments of $500,000 each, and an additional $1,000,000 payment on the commencement of commercial mining operations, or elect to enter into a joint venture with Pilot Mountain Resources for the mining claims by paying a further $1,000,000 to PMR paid as two annual $500,000 installments, with each company owning 50% of the joint venture. The payments made to PMR are subject to a 15% royalty to Platoro West, Inc.

On July 5, 2013, PMR and Pilot Metals agreed to an early exercise of the option to purchase the Project W claims.  Ownership of the Project W claims has now been transferred to Pilot Metals, subject to a security interest retained by PMR until the full purchase price is paid. As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims. The initial three payments of $500,000 each due in September 2013, 2014 and 2015 were amended to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 due on March 31, 2014. See Note 15.

NOTE 4 – PLANT AND EQUIPMENT

During the year ended December 31, 2013 the Company sold equipment for total proceeds of $5,000.  The Company has recorded an impairment loss of $75,000 as a result of damages to the building, and reduced its carrying value by the same amount.

During the year ended December 31, 2012 the Company purchased equipment for a total cost of $106,280, and wrote off $9,893 of equipment.

Plant and equipment at December 31, 2013 and December 31, 2012, consisted of the following:

PLANT AND EQUIPMENT	December 31, 2013	December 31, 2012
Building	$720,355	$795,355
Accumulated Depreciation	(662,184)	(590,227)
Equipment	983,622	1,007,660
Accumulated Depreciation	(807,083)	(742,111)
	$234,710	$470,677

Depreciation expense was $144,684 and $150,605, for the years ended December 31, 2013 and 2012 respectively.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of December 31, 2013, Pacific Gold owes $1,204,506 in principal and $169,317 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $48 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal.

As of December 31, 2013, Pacific Gold owes a total of $894,175 in principal and $123,765 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year. During the year ended December 31, 2013, the company issued $293,000 in additional notes. The notes are due on January 2, 2015.

Compensation for Robert Landau’s services as CEO is Paid to Jabi Inc. a Company that Mr. Landau controls.

A Company controlled by an officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

For the year ended December 31, 2012 we have recorded $1,016,674 loss on extinguishment of debt and accrued liabilities. Out of this amount $817,440 was loss on extinguishment of related parties’ debt and accrued liabilities.

NOTE 6 – PROMISSORY NOTES

During the year ended December 31, 2013, the Company received total proceeds of $108,500 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and due January 2, 2015.

During the year ended December 31, 2012, the Company received total proceeds of $276,000 from non-affiliates. The notes agreements of $225,000 of the proceeds accrue interest at a rate of 10% per annum from the date of the agreements. The principal and accrued interest were due on January 2, 2014. $51,000 of the new proceeds was interest free and converted into 17,000 shares of common stock. The notes are past due, to date company has plans to renegotiate and extend maturity.

A summary of the notes is as follows:

Balance at January 1, 2012	$390,617
Proceeds Received	276,000
Assignment of Promissory Note to Convertible Note thru December 31, 2012	(370,200)
Interest Accrued thru December 31, 2012	19,583
Payments thru December 31, 2012	-
Conversions thru December 31, 2012	(76,000)
Balance at December 31, 2012	$240,000

Proceeds Received	108,500
Interest Accrued thru December 31, 2013	21,888
Payments thru December 31, 2013	-
Conversions thru December 31, 2013	-
Assignment of Promissory Note to Convertible Note thru December 31, 2013	(110,000)
Balance at December 31, 2013	$260,388

NOTE 7 – FINANCING

Convertible Note

Convertible Notes Series A:

In 2011, the Company agreed to the assignment of $500,000 in principal amount of an outstanding note, which represents a portion of the note the Company issued to the original debt holder on January 2, 2011.  The assignment was to a third party that is not affiliated with the Company.  In connection with the assignment, the Company agreed to various modifications of the note for the benefit of the new holder, which enhance and reset the conversion features of the note and change certain other basic terms of the note.  As a result of the amendments, the note now (i) has a conversion rate of a 45% discount to the daily VWAP (volume – weighted average price, which is a measure of the average price the stock has traded over the trading horizon) price of the common stock based on a five day period prior to the date of conversion, which rate will be subject to certain adjustments, (ii) has an annual interest rate of 12%, due at maturity, (iii) has a new maturity date of 1 year from issuance date, (iv) permits prepayment only with a premium of 50% of the amount being repaid, (v) has ratchet protection of the conversion anti-dilution provisions for all future issuances or potential issuances of securities by the Company at less than the then conversion rate, and (vi) has additional default provisions, including additional events of default and an default interest rate of 24.99%.  The Company has also agreed that the assigned debt will not be subordinate to new debt, other than purchase money and similar debt, which may have the effect of limiting the company’s access to additional debt capital while the note is outstanding.  Based on the above and without taking into account the conversion of any of the interest to be earned or converted, the principal if fully converted represents the potential issuance of 50,000,000 shares, limited to a maximum conversion right at any one time to 4.99% of the then outstanding shares of common stock of the company.

During the year ended December 31, 2012, the Company agreed to the assignment of an additional $987,900 in principal and $150,300 in accrued interest of outstanding promissory notes to the third party under the same terms as discussed above.

During the year ended December 31, 2013, the Company agreed to the assignment of an additional $175,000 in principal of outstanding promissory note to the third party under the same terms as discussed above.

All convertible notes mature within a year of the notes issuance date.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	December 2,	January 27,	March 6,	March 30,	April 23,
Issuance Date	2011	2012	2012	2012	2012

Carrying amount of convertible note, net on January 1, 2012	$135,301	-	-	-	-

Add: Face Value – Convertible Notes assigned	-	150,000	75,000	162,102	233,098
Add: Relative fair value of:
Derivative Liability	-	269,592	166,276	294,731	325,741
Change in and accelerated amortization of derivative liability on conversions	(100,699)	(269,592)	(166,276)	(294,731)	(325,741)
Discount on Note	-	(150,000)	(75,000)	(162,102)	(233,098)
Discount amortization thru December 31, 2012	329,425	150,000	75,000	162,102	233,098
Interest Accrued thru December 31, 2012	4,473	3,015	1,923	4,912	10,349
Conversions to shares thru December 31, 2012	(368,500)	(153,015)	(76,923)	(167,014)	(243,447)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	-	-	-

Add: Face Value – Convertible Notes assigned	-	-	-	-	-
Add: Relative fair value of:
Derivative Liability	-	-	-	-	-
Change in and accelerated amortization of derivative liability on conversions	-	-	-	-	-
Discount on Note	-	-	-	-	-
Discount amortization thru December 31, 2013	-	-	-	-	-
Interest Accrued thru December 31, 2013	-	-	-	-	-
Conversions to shares thru December 31, 2013	-	-	-	-	-
Carrying amount of convertible notes, net on December 31, 2013	$-	-	-	-	-

	Note F	Note G	Note H	Total
	May 08,	July 18,	April 12,
Issuance Date	2012	2012	2013

Carrying amount of convertible note, net on January 1, 2012	-	-	-	135,301

Add: Face Value – Convertible Notes assigned	500,000	18,000	-	1,138,200
Add: Relative fair value of:
Derivative Liability	761,671	31,082	-	1,849,093
Change in and accelerated amortization of derivative liability on conversions	9,165,602	607,100	-	8,615,663
Discount on Note	(500,000)	(18,000)	-	(1,138,200)
Discount amortization thru December 31, 2012	383,333	8,250	-	1,341,208
Interest Accrued thru December 31, 2012	39,161	918	-	64,751
Conversions to shares thru December 31, 2012	(220,000)	-	-	(1,228,899)
Carrying amount of convertible notes, net on December 31, 2012	10,129,767	647,350	-	10,777,117

Add: Face Value – Convertible Notes assigned	-	-	175,000	175,000
Add: Relative fair value of:
Derivative Liability	(204,659)	(605,455)	296,600	(513,514)
Change in and accelerated amortization of derivative liability on conversions	(9,722,614)	(32,727)	(238,645)	(9,993,986)
Discount on Note	-	-	(175,000)	(175,000)
Discount amortization thru December 31	116,667	9,750	174,579	300,996
Interest Accrued thru December 31	4,390	573	6,545	11,508
Conversions to shares thru December 31, 2013	(323,551)	(19,491)	(149,500)	(492,542)
Carrying amount of convertible notes, net on December 31, 2013	-	-	89,579	89,579

Inputs used in computation of Black-Scholes were as follows:

	Note H
	At December 31, 2013	Initial Valuation (April 12, 2013)
Input Variables:
Stock Price @ grant date	$0.000600	$0.024000
Exercise Price (3)	$0.000220	$0.013200
Expected Life of the Option (4)	0.04	0.75
Volatility (5)	321%	400%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.07%	0.10%

Convertible Notes Series B:

On August 2, 2012, September 10, 2012, October 25, 2012, November 9, 2012, and December 5, 2012 a holder of $354,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of December 31, 2013, the investor has converted $354,000 of debt obligations into 333,970 shares of common stock of the Company.

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of December 31, 2013 the investor has converted $67,800 of debt obligations into 16,701,929 shares of common stock of the Company.

On July 27, 2012, August 29, 2012, September 10, 2012, November 2, 2012, and December 11, 2012 the company issued $53,000, $75,000, $78,500, $37,500, and $32,500, respectively, in convertible notes to the same third party discussed above. The notes are convertible beginning at a date which is one hundred and eighty (180) days following the issuance dates and have a conversion rate of 42% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Interest at an annual rate of 8% from the issuance date is due at maturity or upon acceleration or by prepayment. As of December 31, 2013 the investor has converted $165,820 of debt obligations into 6,283,323 shares of common stock of the Company. As of December 31, 2013 the company has made payments of $81,847 towards the balance owing on the notes.

A summary of the carrying value of the notes is as follows:

	Note A	Note B	Note C	Note D	Note E
	July 27,	August 02,	August 29,	September 10,	September 10,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on January 01, 2012	$-	-	-	-	-

Face Value – Convertible Note	53,000	150,000	35,000	75,000	78,500
Add: Relative fair value of:
Derivative Liability	-	154,088	-	86,538	-
Accelerated amortization of derivative liability on conversions	-	(154,088)	-	(86,538)	-
Discount on Note	-	(150,000)	-	(75,000)	-
Discount amortization thru December 31, 2012	-	150,000	-	75,000	-
Interest Accrued thru December 31, 2012	1,767	-	933	-	2,093
Conversions to shares thru December 31, 2012	-	(150,000)	-	(75,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$54,767	-	35,933	-	80,593

Add: Relative fair value of:
Derivative Liability	164,483	-	18,286	-	93,787
Accelerated amortization of derivative liability on conversions	(164,483)	-	(18,286)	-	(93,787)
Discount on Note	(53,000)	-	(18,286)	-	(41,432)
Discount amortization thru December 31, 2013	53,000	-	18,286	-	41,432
Interest Accrued thru December 31, 2013	353	-	467	-	707
Payments thru December 31, 2013	-	-	-	-	(7,000)
Conversions to shares thru December 31, 2013	(55,120)	-	(36,400)	-	(74,300)
Carrying amount of convertible notes, net on December 31, 2013	$-	-	-	-	-

	Note F	Note G	Note H	Note I	Note J
	November 02,	October 25,	November 09,	December 05,	December 11,
Issuance Date	2012	2012	2012	2012	2012
Carrying amount of convertible notes, net on January 01, 2012	$-	-	-	-	-

Face Value – Convertible Note	37,500	40,000	40,000	49,000	32,500
Add: Relative fair value of:
Derivative Liability	-	66,183	123,438	191,755	-
Accelerated amortization of derivative liability on conversions	-	(66,183)	(123,438)	(191,755)	-
Discount on Note	-	(40,000)	(40,000)	(49,000)	-
Discount amortization thru December 31, 2012	-	40,000	40,000	49,000	-
Interest Accrued thru December 31, 2012	500	-	-	-	217
Conversions to shares thru December 31, 2012	-	(40,000)	(40,000)	(9,000)	-
Carrying amount of convertible notes, net on December 31, 2012	$38,000	-	-	40,000	32,717

Add: Relative fair value of:
Derivative Liability	64,655	-	-		56,034
Accelerated amortization of derivative liability on conversions	(64,655)	-	-	(40,000)	(56,034)
Discount on Note	(27,709)	-	-	-	(32,500)
Discount amortization thru December 31, 2013	27,709	-	-	40,000	32,500
Interest Accrued thru December 31, 2013	2,212	-	-	-	1,917
Payments thru December 31, 2013	(40,212)	-	-	-	(34,634)
Conversions to shares thru December 31, 2013	-	-	-	(40,000)	-
Carrying amount of convertible notes, net on December 31, 2013	$-	-	-	-	-

	Note K	Note L
	February 05,	March 19,
	2013	2013	Total
Face Value – Convertible Note	-	-	590,500
Add: Relative fair value of:
Derivative Liability	-	-	622,001
Accelerated amortization of derivative liability on conversions	-	-	(622,001)
Discount on Note	-	-	(354,000)
Discount amortization thru December 31, 2012	-	-	354,000
Interest Accrued thru December 31, 2012	-	-	5,510
Conversions to shares thru December 31, 2012	-	-	(314,000)
Carrying amount of convertible notes, net on December 31, 2012	$-	-	$282,010

Face Value – Convertible Note	60,000	50,000	110,000
Add: Relative fair value of:
Derivative Liability	237,736	173,963	808,944
Accelerated amortization of derivative liability on conversions	(237,736)	(94,340)	(769,321)
Discount on Note	(60,000)	(45,283)	(278,210)
Discount amortization thru December 31, 2013	60,000	45,283	318,210
Interest Accrued thru December 31, 2013	-	3,657	9,313
Payments thru December 31, 2013	-	-	(81,846)
Conversions to shares thru December 31, 2013	(60,000)	(7,800)	(273,620)
Carrying amount of convertible notes, net on December 31, 2013	$-	125,480	$125,480

Inputs used in computation of Black-Scholes were as follow:

	Note L
	At December 31, 2013	Initial Valuation (March 19, 2013)
Input Variables:
Stock Price @ grant date	$0.000600	$0.084000
Exercise Price (3)	$0.000230	$0.053
Expected Life of the Option (4)	0.25	0.25
Volatility (5)	402%	458%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.07%	0.07%

Convertible Notes Series C:

On September 25, 2013 and October 2, 2013 a holder of $80,000 and $40,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 45% discount to the market price calculated as the average of the lowest three (3) market prices (VWAP) for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. Both convertible notes mature within a year of the notes issuance date.

A summary of the carrying value of the notes is as follows:

	Note A	Note B
	September 25,	October 2,
	2013	2013	Total
Face Value – Convertible Note	-	-	-
Add: Relative fair value of:
Derivative Liability	-	-	-
Accelerated amortization of derivative liability on conversions	-	-	-
Discount on Note	-	-	-
Discount amortization thru December 31, 2012	-	-	-
Interest Accrued thru December 31, 2012	-	-	-
Conversions to shares thru December 31, 2012	-	-	-
Carrying amount of convertible notes, net on December 31, 2012	$-	$-	$-

Face Value – Convertible Note	80,000	40,000	120,000
Add: Relative fair value of:
Derivative Liability	153,452	93,385	246,837
Accelerated amortization of derivative liability on conversions	(33,582)	-	(33,582)
Discount on Note	(80,000)	(40,000)	(120,000)
Discount amortization thru December 31, 2013	41,492	6,667	48,159
Interest Accrued thru December 31, 2013	1,834	986	2,820
Payments thru December 31, 2013	-	-	-
Conversions to shares thru December 31, 2013	(28,656)	-	-
Carrying amount of convertible notes, net on December 31, 2013	$134,540	$101,038	$235,578

Inputs used in computation of Black-Scholes were as follow:

	Note A
	At December 31, 2013	Initial Valuation (September 25, 2013)
Input Variables:
Stock Price @ grant date	$0.000600	$0.012000
Exercise Price (3)	$0.000238	$0.06600
Expected Life of the Option (4)	0.25	1
Volatility (5)	402%	374%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.12%	0.10%

	Note B
	At December 31, 2013	Initial Valuation (October 2, 2013)
Input Variables:
Stock Price @ grant date	$0.000600	$0.024000
Exercise Price (3)	$0.000238	$0.010175
Expected Life of the Option (4)	0.25	1
Volatility (5)	402%	380%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.12%	0.11%

NOTE 8 – INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2013 and 2012, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $35,312,651 at December 31, 2013, and will expire in the years 2016 through 2033.

Net operating loss carry forwards expire according to the following:

Year of NOL	NOL	Expires
2013	463,421	2033
2012	6,477,108	2032
2011	1,494,150	2031
2010	949,914	2030
2009	1,487,666	2029
Total	$10,872,259

At December 31, 2013, deferred taxes (34%) consisted of the following:

	Current	Noncurrent
Deferred tax assets
Net operating losses	$-	$3,696,568
Valuation allowance	-	(3,696,568)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has decreased by $3,292,092 from December 31, 2012.

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2013 follows:

Expected Provision (based on statutory rate)	$(157,563)
Difference between 2011 NOL estimate and actual	3,449,655
Increase/(decrease) in valuation allowance	(3,292,092)
Total actual provision	$—

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

A reconciliation of our unrecognized tax benefits for 2013 is presented as follows:

Balance as of January 1, 2013	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—

Balance as of December 31, 2013	$—

The Company has filed income tax returns in the U.S. federal jurisdiction.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013, and 2012, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2013 and 2012, respectively.

NOTE 9 – COMMON AND PREFERRED STOCK

In 2013, 144,616,858 common shares were issued for $746,256 in principal and $48,562 in accrued interest on the convertible notes discussed in Note 7 above.

In 2013, 18,334 shares were issued for $220 as part of a settlement agreement.

In 2013, 300,000 preferred shares were issued on debt conversion at a price of $1.00 per share and a deemed dividend of $300,000 was recorded related to the conversion.

On October 18, 2013, Pacific Gold Corp. (the “Company”) announced that, effective upon market open on October 21, 2013, every one hundred twenty shares of the Company’s issued and outstanding Common Stock, par value $0.0000000001 (the "Common Stock"), would convert into one share of Common Stock (the “Second Reverse Stock Split”).  Any fractional shares resulting from the Second Reverse Stock Split will be rounded up to the next whole share. As a result of the Second Reverse Stock Split, the total number of issued and outstanding shares of the Company's Common Stock have decreased from 3,270,157,366 pre-split shares to approximately 27,254,565 shares after giving effect to the Second Reverse Stock Split.

On January 22, 2013, every twenty shares of the company’s issued and outstanding Common Stock, par value $0.0000000001 (the "Common Stock"), was converted into one share of New Common Stock (the “First Reverse Stock Split”).  Any fractional shares resulting from the First Reverse Stock Split will be rounded up to the next whole share. As a result of the First Reverse Stock Split, the total number of issued and outstanding shares of the Company's Common Stock decreased from 3,867,674,530 pre-split shares to 193,383,727 shares after giving effect to the First Reverse Stock Split. In addition to the First Reverse Stock Split, the Company has also reduced its total number of the Company’s authorized shares of common stock from 5,000,000,000 to 3,000,000,000.

All share and per share date in these consolidated financial statements and notes has been retrospectively restated to account for the stock splits.

In 2012, 537,190 common shares were issued for $1,514,200 in principal and $28,699 in accrued interest on the convertible notes discussed in Note 7 above.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013:

Year ended	Total
December 31, 2014	$40,000
December 31, 2015	40,000
December 31, 2016	40,000
December 31, 2017	40,000
December 31, 2018	40,000
Total	$200,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the years ended December 31, 2013 and 2012 was $4,884 and $4,888, respectively.

NOTE 11 – MAJOR CUSTOMERS

In 2013, there were no gold sales. In 2012, gold sales were made to one vendor. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

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

NOTE 13 – LEGAL PROCEEDINGS

On July 12, 2013, Nevada Rae Gold, Inc. was sued by Cashman Equipment Company for approximately $56,000 in past due equipment rentals in Clark County, Nevada, Case number A-13-685083-C. The Company believes that the amounts in question are overstated and did not apply appropriate credits. The Company is attempting to settle this case in order to avoid significant legal fees.

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

On November 6, 2013, Nevada Rae Gold, Inc. was sued by Liberty Mutual for approximately $15,000 in past due insurance premiums in Clark County, Nevada, Case number A-13-690844-C. The Company believes these premiums to be erroneously charged by Liberty Mutual not properly classifying the employees of the Company. The Company has settled this case for an amount of $11,500 in order to avoid significant legal fees.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2013, the Company had an accumulated deficit of $44,271,755, negative working capital of $4,329,188, and negative cash flows from the year ended December 31, 2013 of $623,860, raising substantial doubt about its ability to continue as a going concern. During the year ended December 31, 2013, the Company financed its operations through the sale of securities sale of mining claims, and issuance of debt.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to year end, the debenture holders of the convertible notes converted $96,487 in principal and $6,969 in interest into 476,694 shares of common stock.

Subsequent to year end, the Company issued $95,000 in promissory notes to a non-affiliate.

Subsequent to year end a holder of $108,500 in promissory note principal transferred $100,000 of the obligation to a non-affiliate.

On February 18, 2014, the Company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. (See Note 3) As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the Company received $200,000 on February 18, 2014 and received $400,000 on March 31st with $1,500,000 to be received on the commencement of commercial mining. Pilot Metals has an option that is good until September 30, 2014, to purchase $500,000 of the final $1,500,000 payment for $250,000. All payments are subject to a 15% royalty to be paid to Platoro West.

On January 8, 2014, and amended on January 30th, Nevada Rae Gold, Inc. (the “Company”), a subsidiary of Pacific Gold Corp. signed a sub-lease for ten mining claims held by the Company under a lease, to permit exploration and mining for barite. The lease is for a period of 8 years. The lease, as amended, provides that the Company will receive an initial payment of $40,000, advance annual payments of $20,000 per year and provides for royalty payments to the Company of $2.00 per yard of processed barite. The rights under the lease exclude any recovery of gold mineralizations. The lease requires the lease holder to provide bonding and other regulatory deposits in respect of its mining activities to satisfy state and federal requirements and indemnification of the Company for breaches of the lease. The lease is subject to the over-lease held by the Company, and the Company is required to pay the holder of the over-lease $10,000 per year plus $0.50 per yard of barite processed.

The company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.

(d) Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

On February 18, 2014, the Company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. (See Note 3 to the consolidated financial statements). As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the Company received $200,000 on February 18, 2014 and received $400,000 on March 31st with $1,500,000 to be received on the commencement of commercial mining. Pilot Metals has an option that is good until September 30, 2014, to purchase $500,000 of the final $1,500,000 payment for $250,000. All payments are subject to a 15% royalty to be paid to Platoro West.

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

NAME	AGE	POSITIONS

Robert Landau	42	Chief Executive Officer, Chief Financial Officer, President and Chairman
Mitchell Geisler	43	Chief Operating Officer, Treasurer and Secretary

Mr. Robert Landau has been the President, Chief Executive Officer Chief Financial Officer and Chairman of the Board of  Pacific Gold Corp. since April 2005. Mr. Landau also works as a consultant advising other non-mining companies on mergers and acquisitions. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto. Mr. Landau is responsible for the strategic direction of the Company. Mr. Landau is also the CEO and a Director of Pacific Metals Corp. (OTCQB: PACM), which is 75 % owned by Pacific Gold Corp.

Mr. Mitchell Geisler was the President, Chief Executive Officer and Chairman of the Board from January 2001 to April 2005 when he became the Chief Operating Officer upon the appointment of Mr. Landau as President, Chief Executive Officer and Chairman of the Board. Mr. Geisler has been the Treasurer and Secretary of the company since October 2002. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. From 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. Mr. Geisler is a graduate of Toronto’s York University in Toronto, and also studied at the University of Tel Aviv. Since January 2010, Mr. Geisler has been a Director and Chief Executive Officer of Diagnostic Imaging International Corp. (OTC “DIIG”). Mr. Geisler is also a Director of Pacific Metals Corp. (OTCBB “PACM”).

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed on Edgar, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation earned by our officers and directors for the fiscal years ended December 31, 2013 and 2012.

Name	Year	Salary	All Other Compensation	Total

Rob Landau	2013[3]	$48,000	$0	$48,000
	2012[1]	$84,000	$0	$84,000

Mitchell Geisler	2013	$48,000	$0	$48,000
	2012[2]	$84,000	$0	$84,000

______________

1. In October 2012, we issued 107,030 shares of Common Stock to Robert Landau, the Company’s Chief Executive Officer, in exchange for $321,089 of past due salary.

2. In October 2012, we issued 92,421 shares of Common Stock to Mitchel Geisler, the Company’s Chief Operating Officer, in exchange for $277,261 of past due salary.

3. Compensation for Robert Landau’s services as CEO is paid to Jabi Inc. a company that Mr. Landau controls.

Each of the Company’s executive officers earned a salary of $48,000 in 2013, $84,000 in 2012, $96,000 in 2011 and $96,000 in 2010; however, not all of these amounts were paid in cash during those years and as of October 2012, Mr. Landau was owed an aggregate of $321,088.95 in earned, but unpaid salary and Mr. Geisler was owed an aggregate of $277,260.95 in earned, but unpaid salary, which were, in lieu of cash, paid in 107,030 and 92,421 shares of the Company’s common stock, respectively. The 199,451 shares issued to the named executive officers in exchange for aggregate past due salary of $598,349.90 were issued at an exchange rate of $2.999 per share, which ratio reflected a 50% discount to market price of the Company’s common stock on September 28, 2012 (the day the Board approved the transaction). This ratio was based on what the market for private equity at the time would pay for restricted shares in a public company. The number of shares issued reflects the first 20-for-1 reverse stock split in January 22, 2013 and the second 120-for-1 reverse stock split on October 21, 2013.

Annual compensation is as follows:

	2013	2012	2011
Robert Landau	$48,000	$84,000	$96,000
Mitchell Geisler	$48,000	$84,000	$96,000

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

Other Compensation Arrangements

On June 20, 2007 the company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  At December 31, 2013 we have issued 6,598 shares under the 2007 Plan.

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 834 common shares under this plan during 2008, 1982 during 2007, and 846 common shares under this plan during 2006.  At December 31, 2013 we have issued 3,662 shares under the 2006 Plan.

On September 11, 2013 the company received consents from a majority of the shares entitled to vote, approving the 2013 Equity Performance Plan which provides the issuance of common stock awards of up to 50,000,000 shares in aggregate. Upon approval of the 2013 plan both the 2006 Plan and the 2007 Plan were terminated and no additional grants were to be made under those plans. As of December 31, 2013 no shares have been issued.

Employment Agreements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. Our executive officers are compensated on a monthly basis for services performed for the company and its subsidiary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2014, the name and shareholdings of each person who owns of record, or was known by us to own beneficially*, 5% or more of the 727,730,261 shares of the common stock currently issued and outstanding as of March 26, 2014; the name and shareholdings, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Mitchell Geisler (1)	142,868	±
Robert Landau (1)(2)	25,293,699	3.5%
Asher Enterprises, Inc.(3)	75,166,144	9.9%
Magna Group, LLC(4)	75,166,144	9.9%
Iconic Holdings, LLC(5)	75,166,144	9.9%
All executive officers and directors as a group (two persons)	25,436,567	3.5%

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

±

Represents less than 1%

(1)

The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.

(2)

Includes 62,085 shares of common stock owned by Jabi Inc., 25,000,000 shares issuable upon the conversion of convertible preferred shares held by Jabi Inc. and 28,712 shares issuable upon the conversion of convertible notes held by Jabi Inc.  Mr. Landau is the sole shareholder and director of Jabi Inc. and exercises voting and dispositive power over the shares of common stock beneficially owned by Jabi Inc.

(3)

Holds notes convertible into 179,497,667 of common shares, subject to a holding limit of 9.9%.

(4)

Holds notes convertible into 272,568,182 of common shares, subject to a holding limit of 9.9%.

(5)

Holds notes convertible into 82,008,545 of common shares, subject to a holding limit of 9.9%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2013, Pacific Gold owes $1,204,506 in principal and $169,317 in accrued interest on the note to Jabi Inc. a company controlled by Rob Landau. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on January 2, 2014 and is convertible into shares of common stock of Pacific Gold at $48 per share. The note is past due, to date the Company has plans to renegotiate and extend maturity.  On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal and recorded a deemed dividend of $300,000 related to the conversion.

As of December 31, 2013, Pacific Gold owes a total of $694,175 in principal and $57,994 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year. During the year ended December 31, 2013, the company issued $293,000 in additional notes. The notes are due on January 2, 2015.

Compensation for Robert Landau’s services as CEO is paid to Jabi Inc. a Company that Mr. Landau controls.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $26,600 for the fiscal year ended December 31, 2013 to Silberstein Ungar, PLLC.

The Company paid audit and financial statement review fees totaling $25,000 for the fiscal year ended December 31, 2012 to Silberstein Ungar, PLLC

Tax Fees

The Company paid tax fees totaling $1,000 for the fiscal year ended December 31, 2012 to Silberstein Ungar, PLLC.

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

3.5

Bylaws of Pacific Gold Corp. (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 3.03).

3.6

Amendment of Pacific Gold Corp, Articles of Incorporation for change in authorized common stock and stock consolidation dated October 21, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 18, 2013)

3.7

Results from the Annual Shareholders Meeting of Pacific Gold Corp and the approval of stock consolidation and 2013 Performance Equity Plan dated September 11, 2013 (incorporated by reference to registrant’s Form 8-K filed on September 11, 2013)

3.8

Certificate of Designation for Preferred Share issuance for Pacific Gold Corp dated June 7, 2013 (incorporated by reference to registrant’s Form 8-K filed on June 10, 2013)

3.9

Articles of Merger for Pilot Mountain Resources, Inc. and Pacific Gold Corp dated September 30, 2013 (1)

4.1

Form of Common Stock Certificate (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 4.1).

4.2

2006 Performance Equity Plan (Incorporated by reference from Schedule 14C filed January 10, 2006).

4.3

2007 Performance Equity Plan (Incorporated by reference from Registration Statement on Form S-8, filed July 10, 2007, Exhibit 4.1)

4.4

Convertible Promissory Notes issued to Al Landau on May 11, 2012, December 5, 2012 and April 22, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.4)

4.5

Notes Issued to Asher Enterprises, Inc. on September 10, 2012, October 25, 2012 and December 4, 2012. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.5)

4.6

Form of $1,626,408 Promissory Note as of May 1, 2012 (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 4.6)

4.7

Note Issued to Magna Group, LLC on April 12, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.7)

4.8

Convertible Promissory Notes issued to Richard Jagodnik on April 26, 2012 and March 25, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.8)

4.10

Convertible Promissory Notes issued to Richard Jagodnik and subsequently transferred to Asher Enterprises, Inc. on February 5, 2013 and March 19, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.10)

4.11

Convertible Promissory Notes issued to Al Landau and subsequently transferred to Iconic Holdings, LLC on September 25, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 2, 2013)

4.12

Convertible Promissory Notes issued to Al Landau and subsequently transferred to Iconic Holdings, LLC on October 2, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 9, 2013)

4.13

Convertible Promissory Note issued to Al Landau on October 4, 2013 (1)

10.1

PMR Agreement with Pilot Metals Inc. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.1)

10.2

Nevada Rea Gold, Inc. Lease Agreement regarding Bullion Monarch, dated October 1, 2003. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.2)

10.3

Nevada Rae Gold, Inc. Lease Agreement regarding B&B Claims, dated June 1, 2011. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.3)

10.4

Fernley Gold, Inc. Lease Agreement with Butcher Boy Mines, dated May 12, 2004. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.4)

10.5

Amended Agreement with Pilot Metals Inc., dated July 5, 2013 (1)

10.6

Lease Agreement with 777 Minerals Inc., dated (1)

10.7

Amendment to a Convertible Promissory Note held by Asher Enterprises, Inc. on November 26, 2013 (incorporated by reference to registrant’s Form 8-K filed on December 16, 2013)

21.1

Subsidiaries of Pacific Gold Corp. (1)

23.1

Consent of Silberstein Ungar, PLLC (1)

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	April 2, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director (Principal	April 2, 2014
Robert Landau	Executive Officer and Principal Financial and Accounting Officer)

/s/ Mitchell Geisler	Secretary, Treasurer and Director	April 2, 2014
Mitchell Geisler