Form 10-Q
period 2014-03-31
PACIFIC GOLD CORP
filed 2014-05-15
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

As of May 08, 2014, the Company had outstanding 953,347,283 shares of its common stock, par value $0.0000000001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$312,260	$2,020
Accounts Receivable	-	-
Inventory	-	-
Prepaid Expenses	4,460	4,709
Amounts Receivable for Assets Sale	238,434	-
Total Current Assets	555,154	6,729
Mineral Rights, Plant and Equipment
Mineral rights, net	557,715	544,715
Plant and Equipment, net	208,344	234,710
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	869,729	883,095
Intangibles
Total Intangibles, net	8,167	8,417
Other Assets:
Deposits	50,000	-
Amounts Receivable for Assets Sale	-	830,233
Reclamation Bond	197,938	197,938
Total Other Assets	247,938	1,028,171
TOTAL ASSETS	$1,680,988	$1,926,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$905,887	$899,849
Accrued Expenses	339,678	333,281
Accrued Interest – Convertible Note	9,655	13,023
Convertible Notes, Net	46,623	86,782
Derivative Liability	130,131	350,832
Accrued Interest – Promissory Notes, short – term portion	10,017	36,888
Promissory Notes, short – term portion	8,500	223,500
Accrued Interest – Related Party Notes Payable	21,858	293,082
Related Party Notes Payable	293,000	2,098,680
Total Current Liabilities	1,765,349	4,335,917
Long Term Liabilities:
Accrued Interest – Promissory Notes	32,021	-
Promissory Notes, long – term portion	210,000	-
Accrued Interest – Related Party Notes Payable	323,421	-
Related Party Notes Payable – long – term portion	1,672,181	-
Total Liabilities	4,002,972	4,335,917
Stockholders’ Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 300,000 shares outstanding at March 31, 2014 and December 31, 2012	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized,727,730,261 and 145,844,832 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Additional Paid-in Capital	42,558,428	42,174,767
Non – Controlling Interests	(18,253)	(12,816)
Accumulated Deficit	(44,862,459)	(44,571,756)
Total Stockholders’ Deficit	(2,321,984)	(2,409,505)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,680,988	$1,926,412

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenue:
Total Revenue	$-	$-
Production Costs
Depreciation and depletion	26,616	39,422
Gross Margin	(26,616)	(39,422)

Operating Expenses:
General and Administrative	245,560	198,513
Total Operating Expenses	245,560	198,513

Loss from Operations	(272,176)	(237,935)

Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	3,179
Foreign Exchange Gain (Loss)	1,611	884
Amortization of Debt Discount	(88,446)	(303,351)
Interest Expense	(126,698)	(379,123)
Imputed Interest Income	8,201	-
Sub Lease Rents	40,000	-
Change in Fair Value of Derivative Liability	138,189	696,588
Total Other Income (Expenses)	(23,964)	14,998

Net Loss Before Non-Controlling Interests	(296,140)	(222,937)
Less: Loss Attributable to Non – Controlling Interests	(5,437)	(2,052)
Net (Loss)	$(290,703)	$(220,885)

Basic and Diluted Loss per Share	$(0.001)	$(0.08)
Weighted Average Shares Outstanding:
Basic and Diluted	393,850,509	2,859,532

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(290,703)	$(220,885)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	26,616	39,422
Loss Attributable to Non – Controlling Interests	(5,437)	(2,052)
Imputed Interest Income	(8,201)	-
Non-cash Portion of Interest on Convertible Debt	65,575	306,200
(Gain) Loss on Extinguishment of Debt	(3,179)	-
Amortization of Debt Discount	88,446	303,351
Change in Fair Value of Derivative Liability	(138,189)	(696,588)
Changes in:
Prepaid Expenses	249	899
Accounts Payable	9,218	46,880
Accrued Expenses	6,397	32,069
Accrued Interest	60,948	72,923
NET CASH USED IN OPERATING ACTIVITIES	(188,260)	(117,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	(13,000)	(2,720)
Net Change in Deposits	(50,000)	-
Proceeds from Sale of Assets	600,000	-
NET CASH USED IN INVESTING ACTIVITIES	537,000	(2,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Debt	(139,500)	-
Proceeds from Related Party Debt	-	20,000
Proceeds from Related Party Notes Payable	6,000	-
Proceeds from Promissory Notes	95,000	108,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	(38,500)	128,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	310,240	7,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,020	12,198
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,260	$20,197

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$100,000	$110,000
Conversion of Notes Payable into Common Stock	$128,605	$461,400
Change in and accelerated amortization of derivative liability on conversions	$248,087	$10,159,810
Conversion of Accrued Interest into Common Stock	$6,969	$3,520

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2014, and December 31, 2013, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2014 and December 31, 2013, there was no allowance for bad debts.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There were no inventories as of March 31, 2014 or December 31, 2013.

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

Intangibles Assets	March 31, 2014	December 31, 2013
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,833)	(1,583)
Net	$8,167	$8,417

Amortization expense for the three months ended March 31, 2014 and 2013 was $250.

For these assets, amortization expense over the next five years is expected to be $4,750.

Year	USD
2014	$750
2015	1,000
2016	1,000
2017	1,000
2018	1,000
Thereafter	3,417
$8,167

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended March 31, 2014 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2014, and December 31, 2013 the Company had 293,423,722 and 1,405,382,164, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended March 31, 2014, and 2013, the Company incurred $461 and $491, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three months ended March 31, 2014 or 2013.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3 – LOAN RECEIVABLE

As part of the asset sale agreement of Pilot Mountain mineral rights, Pilot Metals, Inc. (“the purchaser”) agreed to pay the sum of $850,000 on or before March 31, 2014. In the event that the purchaser did not pay the sum of $850,000 on or before March 31, 2014, the escrow holder was to record the Special Warranty deed with the mineral county recorder. The sum of $850,000 includes imputed interest at a rate of 10% per annum. On February 18, 2014, the company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. (See Note 4). As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the company received $200,000 on February 18, 2014 and received $400,000 on March 31, 2014 with $1,500,000 to be received on the commencement of commercial mining. Pilot Metals has an option that is good until September 30, 2014, to purchase $500,000 of the final $1,500,000 payment for $250,000. All payments are subject to a 15% royalty to be paid to Platoro West.

The $250,000 amount receivable includes 10% imputed interest and is shown at its discounted balance of $238,434 at March 31, 2014.

NOTE 4 – MINERAL RIGHTS

Mineral rights at March 31, 2014 and December 31, 2013 consisted of the following:

MINERAL RIGHTS	March 31, 2014	December 31, 2013
Nevada Rae Gold – Morris Land	$337,529	$337,529
Accumulated Depletion	(381)	(381)
Undeveloped mineral rights	10,000	-
Fernley Gold – Lower Olinghouse	168,352	165,352
Pacific Metals – Graysill Claims	42,215	42,215
	$557,715	$544,715

Option and Asset Sale Agreement

On February 10, 2011, our prior subsidiary Pilot Mountain Resources Inc. (“PMR”) entered into an Option and Asset Sale Agreement (“Agreement”) with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals secured an option on the Project W Tungsten claims.

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

At any point prior to the conclusion of the 24 month option period, Pilot Metals had the option to exercise an option and election to purchase 100% of the claims.

On July 5, 2013, PMR and Pilot Metals agreed to an early exercise of the option to purchase the Project W claims.  Ownership of the Project W claims has now been transferred to Pilot Metals, subject to a security interest retained by PMR until the full purchase price is paid. As part of the decision to exercise the purchase option, the purchaser of the claims, Pilot Metals, agreed to amend the purchase terms to accelerate the ownership of and payment for the claims. The initial three payments of $500,000 each due in September 2013, 2014 and 2015 were amended to two payments, the first paid on July 5, 2013 in the amount of $350,000 and a second payment of $850,000 was due on March 31, 2014.

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

The payments made to PMR are subject to a 15% royalty to Platoro West, Inc. all royalty payments have been made.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment at March 31, 2014 and December 31, 2013, consisted of the following:

PLANT AND EQUIPMENT	March 31, 2014	December 31, 2013
Building	$720,355	$720,355
Accumulated Depreciation	(672,036)	(662,184)
Equipment	983,622	983,622
Accumulated Depreciation	(823,597)	(807,083)
	$208,344	$234,710

Depreciation expense was $26,366 and $39,172, for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of March 31, 2014, Pacific Gold owes $1,071,006 in principal and $199,160 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on January 2, 2016 and is convertible into shares of common stock of Pacific Gold at $48 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the three months ended March 31, 2014, the company received $6,000 in additional proceeds and have paid $139,500 towards the principal balance.

As of March 31, 2013, Pacific Gold owes a total of $894,175 in principal and $146,119 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year. $293,000 and accrued interest of $21,858 is due on January 2, 2015 and $601,175 and $124,261 is due on January 2, 2016.

Compensation for Robert Landau’s services as CEO is Paid to Jabi Inc. a Company that Mr. Landau controls.

A Company controlled by an officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 7 – PROMISSORY NOTES

During the year ended December 31, 2013, the Company received total additional proceeds of $108,500 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and due January 2, 2015.

During the three months ended March 31, 2014, the Company received total additional proceeds of $95,000 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and due January 2, 2016.

A summary of the notes is as follows:

Balance at January 1, 2013	$240,000
Proceeds Received	108,500
Interest Accrued thru December 31, 2013	21,888
Payments thru December 31, 2013	-
Conversions thru December 31, 2013	-
Assignment of Promissory Note to Convertible Note thru December 31, 2013	(110,000)
Balance at December 31, 2013	$260,388
Proceeds Received	95,000
Interest Accrued thru March 31, 2014	5,150
Payments thru March 31, 2014	-
Conversions thru March 31, 2014	-
Assignment of Promissory Note to Convertible Note thru March 31, 2014	(100,000)
Balance at March 31, 2014	$260,538

NOTE 8 – FINANCING

Convertible Notes

Convertible Notes Series A:

Series A  notes (i) have a conversion rate of a 45% discount to the daily VWAP (volume – weighted average price, which is a measure of the average price the stock has traded over the trading horizon) price of the common stock based on a five day period prior to the date of conversion, the rate is subject to certain adjustments, (ii) have an annual interest rate of 12%, due at maturity, (iii) have a new maturity date of 1 year from issuance date, (iv) prepayment is permitted only with a premium of 50% of the amount being repaid, (v) have a ratchet protection of the conversion anti-dilution provisions for all future issuances or potential issuances of securities by the company at less than the then conversion rate, and (vi) have additional default provisions, including additional events of default and an default interest rate of 24.99%.  The company has also agreed that the assigned debt will not be subordinate to new debt, other than purchase money and similar debt, which may have the effect of limiting the company’s access to additional debt capital while the notes are outstanding.  Based on the above and without taking into account the conversion of any of the interest to be earned or converted, the principal if fully converted represents the potential issuance of 50,000,000 shares, limited to a maximum conversion right at any one time to 4.99% of the then outstanding shares of common stock of the company.

During the year ended December 31, 2013, the company agreed to the assignment of an additional $175,000 in principal of outstanding promissory note to a third party under the same terms as discussed above.

During the three months ended March 31, 2014, the company agreed to the assignment of an additional $100,000 in principal of outstanding promissory note to a third party under the same terms as discussed above.

A summary of the carrying value of the notes outstanding for the three months ended March 31, 2014 and year ended December 31, 2013 is as follows:

	Note F	Note G	Note H	Note I	Total
	May 08,	July 18,	April 12,	March 7,
Issuance Date	2012	2012	2013	2014

Carrying amount of convertible notes, net on January 1, 2013	10,129,767	647,350	-	-	10,777,117

Add: Face Value – Convertible Notes assigned	-	-	175,000	-	175,000
Add: Relative fair value of:
Derivative Liability	(204,659)	(605,455)	296,600	-	(513,514)
Change in and accelerated amortization of derivative liability on conversions	(9,722,614)	(32,727)	(238,645)	-	(9,993,986)
Discount on Note	-	-	(175,000)	-	(175,000)
Discount amortization thru December 31	116,667	9,750	174,579	-	300,996
Interest Accrued thru December 31	4,390	573	6,545	-	11,508
Conversions to shares thru December 31, 2013	(323,551)	(19,491)	(149,500)	-	(492,542)
Carrying amount of convertible notes, net on December 31, 2013	-	-	89,579	-	89,579

Add: Face Value – Convertible Notes assigned	-	-	-	100,000	100,000
Add: Relative fair value of:	-	-	-	165,575	165,575
Derivative Liability	-	-	(13,253)	(27,458)	(40,711)
Change in and accelerated amortization of derivative liability on conversions	-	-	(44,702)	(34,771)	(79,473)
Discount on Note	-	-	-	(100,000)	(100,000)
Discount amortization thru March 31	-	-	421	27,583	28,004
Interest Accrued thru March 31	-	-	424	715	1,139
Conversions to shares thru March 31, 2013	-	-	(32,469)	(21,000)	(53,469)
Carrying amount of convertible notes, net on March 31, 2014	-	-	-	110,644	110,644

Inputs used in computation of Black-Scholes were as follows:

	Note I
	At March 31, 2014	Initial Valuation (March 7, 2014)
Input Variables:
Stock Price @ grant date	$0.00050	$0.00070
Exercise Price (3)	$0.000320	$0.0000385
Expected Life of the Option (4)	0.92	1
Volatility (5)	264%	309%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.12%	0.13%

Convertible Notes Series B:

On August 2, 2012, September 10, 2012, October 25, 2012, November 9, 2012, and December 5, 2012 a holder of $354,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of December 31, 2013, the investor has converted $354,000 of debt obligations into 333,970 shares of common stock of the Company. The notes were converted in full at December 31, 2013 year end.

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of March 31, 2014 the investor has converted $76,800 of debt obligations into 64,861,914 shares of common stock of the Company. As of March 31, 2014 the note issued on March 19, 2013, “Note L”, has a balance owing of $33,200.

On July 27, 2012, August 29, 2012, September 10, 2012, November 2, 2012, and December 11, 2012 the company issued $53,000, $35,000, $78,500, $37,500, and $32,500, respectively, in convertible notes to the same third party discussed above. The notes are convertible beginning at a date which is one hundred and eighty (180) days following the issuance dates and have a conversion rate of 42% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Interest at an annual rate of 8% from the issuance date is due at maturity or upon acceleration or by prepayment. As of December 31, 2013 the investor has converted $165,820 of debt obligations into 6,283,323 shares of common stock of the Company. As of December 31, 2013 the company has made payments of $81,847 towards the balance owing on the notes. The notes were converted in full at December 31, 2013 year end.

A summary of the carrying value of the notes outstanding for the three months ended March 31, 2014 and year ended December 31, 2013 is as follows:

	Note A	Note C	Note E
	July 27,	August 29,	September 10,
Issuance Date	2012	2012	2012
Carrying amount of convertible notes, net on January 1, 2013	$54,767	35,933	80,593

Add: Relative fair value of:
Derivative Liability	164,483	18,286	93,787
Accelerated amortization of derivative liability on conversions	(164,483)	(18,286)	(93,787)
Discount on Note	(53,000)	(18,286)	(41,432)
Discount amortization thru December 31, 2013	53,000	18,286	41,432
Interest Accrued thru December 31, 2013	353	467	707
Payments thru December 31, 2013	-	-	(7,000)
Conversions to shares thru December 31, 2013	(55,120)	(36,400)	(74,300)
Carrying amount of convertible notes, net on December 31, 2013	$-	-	-

Carrying amount of convertible notes, net on March 31, 2014	$-	-	-

	Note F	Note I	Note J
	November 02,	December 05,	December 11,
Issuance Date	2012	2012	2012
Carrying amount of convertible notes, net on January 1, 2013	$38,000	40,000	32,717

Add: Relative fair value of:
Derivative Liability	64,655		56,034
Accelerated amortization of derivative liability on conversions	(64,655)	(40,000)	(56,034)
Discount on Note	(27,709)	-	(32,500)
Discount amortization thru December 31, 2013	27,709	40,000	32,500
Interest Accrued thru December 31, 2013	2,212	-	1,917
Payments thru December 31, 2013	(40,212)	-	(34,634)
Conversions to shares thru December 31, 2013	-	(40,000)	-
Carrying amount of convertible notes, net on December 31, 2013	$-	-	-

Carrying amount of convertible notes, net on March 31, 2014	$-	-	-

	Note K	Note L
	February 05,	March 19,
	2013	2013	Total
Carrying amount of convertible notes, net on January 1, 2013	$-	-	$282,010

Face Value – Convertible Note	60,000	50,000	110,000
Add: Relative fair value of:
Derivative Liability	237,736	173,963	808,944
Accelerated amortization of derivative liability on conversions	(237,736)	(94,340)	(769,321)
Discount on Note	(60,000)	(45,283)	(278,210)
Discount amortization thru December 31, 2013	60,000	45,283	318,210
Interest Accrued thru December 31, 2013	-	3,657	9,313
Payments thru December 31, 2013	-	-	(81,846)
Conversions to shares thru December 31, 2013	(60,000)	(7,800)	(273,620)
Carrying amount of convertible notes, net on December 31, 2013	$-	125,480	$125,480
Derivative Liability	-	(42,524)	(42,524)
Accelerated amortization of derivative liability on conversions	-	(19,191)	(19,191)
Discount on Note	-	-	-
Discount amortization thru March 31, 2014	-	935	935
Interest Accrued thru March 31, 2014	-	-	-
Payments thru March 31, 2014	-	-	-
Conversions to shares thru March 31, 2014	-	(9,000)	(9,000)
Carrying amount of convertible notes, net on March 31, 2014	$-	55,700	$55,700

Inputs used in computation of Black-Scholes were as follows:

	Note L
	At March 31, 2014	Initial Valuation (March 19, 2013)
Input Variables:
Stock Price @ grant date	$0.000500	$0.084000
Exercise Price (3)	$0.000328	$0.053
Expected Life of the Option (4)	0.25	0.25
Volatility (5)	107%	458%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.03%	0.07%

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

A summary of the carrying value of the notes is as follows:

	Note A	Note B
	September 25,	October 2,
	2013	2013	Total
Carrying amount of convertible notes, net on January 1, 2013	$-	$-	$-

Face Value – Convertible Note	80,000	40,000	120,000
Add: Relative fair value of:
Derivative Liability	153,452	93,385	246,837
Accelerated amortization of derivative liability on conversions	(33,582)	-	(33,582)
Discount on Note	(80,000)	(40,000)	(120,000)
Discount amortization thru December 31, 2013	41,492	6,667	48,159
Interest Accrued thru December 31, 2013	1,834	986	2,820
Payments thru December 31, 2013	-	-	-
Conversions to shares thru December 31, 2013	(28,656)	-	-
Carrying amount of convertible notes, net on December 31, 2013	$134,540	$101,038	$235,578
Derivative Liability	(14,924)	(40,030)	(54,954)
Accelerated amortization of derivative liability on conversions	(104,946)	(44,478)	(149,424)
Discount amortization thru March 31, 2014	38,508	21,934	60,442
Interest Accrued thru March 31, 2014	601	930	1,531
Payments thru March 31, 2014	-	-	-
Conversions to shares thru March 31, 2014	(51,344)	(21,761)	(73,105)

Carrying amount of convertible notes, net on March 31, 2014	2,435	17,633	20,068

Inputs used in computation of Black-Scholes were as follow:

	Note B
	At March 31, 2014	Initial Valuation (October 2, 2013)
Input Variables:
Stock Price @ grant date	$0.000500	$0.024000
Exercise Price (3)	$0.000341	$0.010175
Expected Life of the Option (4)	0.08	1
Volatility (5)	107%	380%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.03%	0.11%

NOTE 9 – COMMON STOCK AND PREFERRED STOCK

For the three months ended March 31, 2014, 581,885,429 common shares were issued for $99,987 in principal and $6,969 in interest on the convertible notes as discussed in Note 8 above.

In 2013, 144,616,858 common shares were issued for $746,256 in principal and $48,562 in accrued interest on the convertible notes discussed in Note 8 above.

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

On January 8, 2014, and amended on January 30th, NRG, a subsidiary of the company signed a sub-lease for ten mining claims held NRG under a lease, to permit exploration and mining for barite. The lease is for a period of 8 years. The lease, as amended, provides that NRG will receive an initial payment of $40,000, advance annual payments of $20,000 per year and provides for royalty payments to the NRG of $2.00 per yard of processed barite. The rights under the lease exclude any recovery of gold mineralizations. The lease requires the lease holder to provide bonding and other regulatory deposits in respect of its mining activities to satisfy state and federal requirements and indemnification of the Company for breaches of the lease. The lease is subject to the over-lease held by NRG, and NRG is required to pay the holder of the over-lease $10,000 per year plus $0.50 per yard of barite processed.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2014:

Year ended	Total
December 31, 2014	$40,000
December 31, 2015	50,000
December 31, 2016	50,000
December 31, 2017	50,000
December 31, 2018	50,000
Total	$240,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the three months ended March 31, 2014 and 2013 was $1,221.

NOTE 11 – MAJOR CUSTOMERS

For the three months ended March 31, 2014 and in 2013, there were no gold sales. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

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

NOTE 13 – LEGAL PROCEEDINGS

On July 12, 2013, Nevada Rae Gold, Inc. was sued by Cashman Equipment Company for approximately $56,000 in past due equipment rentals in Clark County, Nevada, Case number A-13-685083-C. The Company believes that the amounts in question are overstated and did not apply appropriate credits. At March 31, 2014 the company was in the process of settlement negotiations in order to avoid significant legal fees. See Note 15.

On November 6, 2013, Nevada Rae Gold, Inc. was sued by Liberty Mutual for approximately $15,000 in past due insurance premiums in Clark County, Nevada, Case number A-13-690844-C. The Company believes these premiums to be erroneously charged by Liberty Mutual not properly classifying the employees of the Company. In March 2014, the Company has settled this case for an amount of $11,500 in order to avoid significant legal fees.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership. See Note 15.

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2014, the Company had an accumulated deficit of $44,862,459, negative working capital of $1,210,195, and negative cash flows from the three months ended March 31, 2014 of $188,260, raising substantial doubt about its ability to continue as a going concern. During the three months ended March 31, 2014, the company financed its operations through the sale of securities, proceeds received from sale of mining claims, and issuance of debt.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holders of the convertible notes converted $50,739 in principal and $66 in interest into 225,617,022 shares of common stock.

Subsequent to quarter end, the company has made payments total of approximately $170,000 towards its amounts owing to the IRS.

Subsequent to quarter end, the company settled its Cashman suit for an amount of $35,000.

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

Pacific Gold Corp. has three subsidiaries through which it holds various mineral prospects in Nevada and Colorado. Two subsidiaries are wholly-owned and include; Nevada Rae Gold, Inc., Fernley Gold, Inc. The third subsidiary, of which Pacific Gold Corp. controls an interest of 75.6% is Pacific Metals Corp.

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

Through March 31, 2014 the Company has invested approximately $11,549,620 into NRG.

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

The payments made to PMR are subject to a 15% royalty to Platoro West, Inc. all royalty payments have been made.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the first quarter of 2014.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold in the three months ended March 31, 2014.

Operating expenses for the three months ended March 31, 2014, totaled $245,560. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $2,049 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $32,479 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $22,735.  Interest expense totaled $126,698; of this amount, $65,575 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources

Since inception to March 31, 2014, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of March 31, 2014, our assets totaled $1,680,988, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $4,002,972 which primarily consisted of related parties’ notes payable and accrued interest to of $2,310,460, accounts payable and accrued expenses of $1,245,565, convertible notes payable of $186,409, and promissory notes of $260,538. We had an accumulated deficit of $44,862,459 and a working capital deficit of $1,210,195 at March 31, 2014.

For the three months ended March 31, 2014, the convertible note holders have converted $128,605 in principal and $6,969 in accrued interest on the Convertible notes. An additional $100,000 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 8 to the consolidated financial statements.

For the three months ended March 31, 2014, the company issued additional $95,000 in promissory notes to a non–related party. The promissory notes are due on January 2, 2016. Interest expense on the promissory notes accrues at a rate of 10% per annum.

Interest accrued on the notes for the three months ended March 31, 2014 was $5,150. At March 31, 2014 the balance on the promissory notes was $260,538 including accrued interest, representing promissory notes owed to two individual debt holders.

As of March 31, 2014, Pacific Gold owes $1,071,006 in principal and $199,160 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on January 2, 2016 and is convertible into shares of common stock of Pacific Gold at $48 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the three months ended March 31, 2014, the company received $6,000 in additional proceeds and have paid $139,500 towards the principal balance.

As of March 31, 2013, Pacific Gold owes a total of $894,175 in principal and $146,119 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year. $293,000 and accrued interest of $21,858 is due on January 02, 2015 and $601,175 and $124,261 is due on January 02, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 12, 2013, Nevada Rae Gold, Inc. was sued by Cashman Equipment Company for approximately $56,000 in past due equipment rentals in Clark County, Nevada, Case number A-13-685083-C. The Company believes that the amounts in question are overstated and did not apply appropriate credits. At March 31, 2014 the company was in the process of settlement negotiations in order to avoid significant legal fees. See Note 15 to the consolidated financial statements.

On November 6, 2013, Nevada Rae Gold, Inc. was sued by Liberty Mutual for approximately $15,000 in past due insurance premiums in Clark County, Nevada, Case number A-13-690844-C. The Company believes these premiums to be erroneously charged by Liberty Mutual not properly classifying the employees of the Company. In March 2014, the Company has settled this case for an amount of $11,500 in order to avoid significant legal fees.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership. See Note 15 to the consolidated financial statements.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 581,885,429 shares of common stock for debt repayment of $128,605 in principal, and $6,969 in interest.

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

The Black Rock Canyon mine did not receive any citations for the three months ended March 31, 2014.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	May 15, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	May 15, 2014
Robert Landau

/s/ Mitchell Geisler	Secretary, Treasurer and Director	May 15, 2014
Mitchell Geisler