Form 10-Q
period 2014-06-30
PACIFIC GOLD CORP
filed 2014-08-19
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

As of August 13, 2014, the Company had outstanding 2,894,909,409 shares of its common stock, par value $0.0000000001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and Cash Equivalents	$16,614	$2,020
Prepaid Expenses	-	4,709
Amounts Receivable for Assets Sale	-	-
Total Current Assets	16,614	6,729
Mineral Rights, Plant and Equipment
Mineral rights, net	580,715	544,715
Plant and Equipment, net	181,978	234,710
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	866,363	883,095
Intangibles
Total Intangibles, net	10,385	8,417
Other Assets:
Amounts Receivable for Assets Sale	-	830,233
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	1,028,171
TOTAL ASSETS	$1,091,300	$1,926,412

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$854,391	$899,849
Accrued Expenses	165,314	333,281
Accrued Interest - Convertible Note	2,027	13,023
Convertible Notes, Net	9,652	86,782
Derivative Liability	200,679	350,832
Accrued Interest - Promissory Notes, short - term portion	-	36,888
Promissory Notes, short - term portion	-	223,500
Accrued Interest - Related Party Notes Payable	-	293,082
Related Party Notes Payable	-	2,098,680
Total Current Liabilities	1,232,063	4,335,917
Long Term Liabilities:
Accrued Interest - Promissory Notes	-	-
Promissory Notes, long - term portion	265,000	-
Accrued Interest - Related Party Notes Payable	-	-
Related Party Notes Payable - long - term portion	2,310,000	-
Total Liabilities	3,807,063	4,335,917

Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 300,000 shares outstanding at June 30, 2014 and December 31, 2013	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized, 1,548,553,044 and 145,844,832 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Additional Paid-in Capital	42,860,133	42,174,767
Non - Controlling Interests	(20,586)	(12,816)
Accumulated Deficit	(45,555,610)	(44,571,756)
Total Stockholders' Deficit	(2,715,763)	(2,409,505)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,091,300	$1,926,412

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenue:
Total Revenue	$-	$-	$-	$-
Production Costs
Production Costs	-	-	-	-
Depreciation	26,647	39,423	53,263	78,845
Gross Margin	(26,647)	(39,423)	(53,263)	(78,845)
Operating Expenses:
General and Administrative	136,853	181,281	382,413	379,794
Total Operating Expenses	136,853	181,281	382,413	379,794
Loss from Operations	(163,500)	(220,704)	(435,676)	(458,639)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	29,015	111,676	32,194	111,676
Foreign Exchange Gain (Loss)	(1,430)	1,549	181	2,433
Amortization of Debt Discount	(116,483)	(194,164)	(204,929)	(497,515)
Bad Debt Expense	(244,217)	-	(244,217)	-
Interest Expense	(141,805)	(176,798)	(268,503)	(555,921)
Imputed Interest Income	5,783	-	13,984	-
Sub Lease Rents	-	-	40,000	-
Change in Fair Value of Derivative Liability	(65,348)	(38,314)	72,841	658,274
Total Other Income (Expenses)	(534,485)	(296,051)	(558,449)	(281,053)
Net Loss Before Non Controlling Interests	(697,985)	(516,755)	(994,125)	(739,692)
Less: Loss Attributable to Non - Controlling Interests	(2,333)	(1,376)	(7,770)	(3,428)
Net Loss	(695,652)	(515,379)	(986,355)	(736,264)
Basic and Diluted Loss per Share	$(0.00063)	$(0.02906)	$(0.00132)	$(0.07085)
Weighted Average Shares Outstanding:
Basic and Diluted	1,101,403,147	17,735,711	759,395,664	10,392,378

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(986,355)	$(736,264)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	53,263	78,845
Loss Attributable to Non - Controlling Interests	(7,770)	(3,428)
Imputed Interest Income	(13,984)	-
Bad Debt Expense	244,217	-
Non-cash Portion of Interest on Convertible Debt	161,162	409,280
(Gain) Loss on Extinguishment of Debt	(32,194)	220
Amortization of Debt Discount	204,929	497,515
Change in Fair Value of Derivative Liability	(72,841)	(658,274)
Changes in:
Prepaid Expenses	4,709	(14,938)
Accounts Payable	(20,876)	(65,204)
Accrued Expenses	(167,967)	46,766
Accrued Interest	107,166	144,177
NET CASH USED IN OPERATING ACTIVITIES	(526,541)	(301,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	(36,000)	(5,720)
Proceeds from Sale of Assets	600,000	-
NET CASH USED IN INVESTING ACTIVITIES	564,000	(5,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(181,500)	(6,000)
Proceeds from Related Party Notes Payable	95,835	202,000
Proceeds from Promissory Notes	95,000	108,500
Payment on Convertible Notes	(32,200)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(22,865)	304,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,594	(2,525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,020	12,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,614	$9,673
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$100,000	$110,000
Assignment of Portion of Related Party Notes to Convertible Note	$90,000	$175,000
Conversion of Related Party Notes into Preferred Shares	$-	$300,000
Conversion of Notes Payable into Common Stock	$249,858	$648,055
Change in and accelerated amortization of derivative liability on conversions	$428,474	$10,443,288
Conversion of Accrued Interest into Common Stock	$7,035	$48,562
Subsidiary Shares Issued for Purchase of Intangibles	$2,500	$-
Accrued Interest added to Note Principal	$433,484	$-
Deemed Dividend related to Conversion of Debt to Preferred Shares	$-	$300,000

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2014, and December 31, 2013, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2014 and December 31, 2013, allowance for bad debt was $244,217, and $0, respectively.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There were no inventories as of June 30, 2014 or December 31, 2013.

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

Intangible Assets

The company follows the provisions of ASC 350-30, Intangibles Other Than Goodwill, and ASC 805-50-30-30-1 Acquisition of Assets Rather than a business. Intangible assets acquisitions in which the consideration given is cash are measured by the amount of cash paid. If the consideration given is not in the form of cash, measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus more reliably measureable.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended June 30, 2014 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June 30, 2014, and December 31, 2013 the Company had 875,607,109 and 1,405,382,164, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended June 30, 2014, and 2013, the Company incurred $365 and $1,520, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three and six months ended June 30, 2014 or 2013.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3 – LOAN RECEIVABLE

As part of the asset sale agreement of Pilot Mountain mineral rights, Pilot Metals, Inc. (“the purchaser”) agreed to pay the sum of $850,000 on or before March 31, 2014. In the event that the purchaser did not pay the sum of $850,000 on or before March 31, 2014, the escrow holder was to record the Special Warranty deed with the mineral county recorder. The sum of $850,000 includes imputed interest at a rate of 10% per annum. On February 18, 2014, the company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. (See Note 4). As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the company received $200,000 on February 18, 2014 and received $400,000 on March 31, 2014 with $1,500,000 to be received on the commencement of commercial mining. Pilot Metals has an option that is good until September 30, 2014, to purchase $500,000 of the final $1,500,000 payment for $250,000. The Company has doubt that the $250,00 will be paid by September 30, 2014 and as such recorded an allowance for doubtful accounts of $250,000  All payments received are subject to a 15% royalty to be paid to Platoro West.

The $250,000 amount receivable includes 10% imputed interest its discounted balance of $244,217 was netted against bad debt expense of the same amount at June 30, 2014.

NOTE 4 – MINERAL RIGHTS

Mineral rights at June 30, 2014 and December 31, 2013 consisted of the following:

MINERAL RIGHTS	June 30, 2014	December 31, 2013
Nevada Rae Gold – Morris Land	$357,529	$337,529
Accumulated Depletion	(381)	(381)
Undeveloped mineral rights	10,000	-
Fernley Gold – Lower Olinghouse	171,352	165,352
Pacific Metals – Graysill Claims	42,215	42,215
	$580,715	$544,715

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

NOTE 5 – INTANGIBLE ASSETS

The Company’s subsidiary, Pacific Metals, has acquired a mining claims database which will be amortized over its estimated useful life of ten years using the straight-line method.

On May 20, 2014, Pacific Metals has acquired numerous maps, old drill log results and other data from a mining data base containing information produced by past Graysill area claim owners. In exchange for the data 100,000 shares of common stock were issued. The acquired data was recognized as an intangible asset and measured at the market value of the common stock on date of issuance of $0.025; as such the cost base of the assets was $2,500.

Intangibles Assets	June 30, 2014	December 31, 2013
Mining Claims Database	$12,500	$10,000
Accumulated Amortization	(2,115)	(1,583)
Net	$10,385	$8,417

Amortization Expense for the three months ended June 30, 2014 and 2013 was $281, and $250, respectively.

Amortization expense for the six months ended June 30, 2014 and 2013 was $531, and $500, respectively.

For these assets, amortization expense over the estimated useful life is expected to be $10,385.

Year	USD
2014	$625
2015	1,250
2016	1,250
2017	1,250
2018	1,250
Thereafter	4,760
$10,385

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment at June 30, 2014 and December 31, 2013, consisted of the following:

PLANT AND EQUIPMENT	June 30, 2014	December 31, 2013
Building	$720,355	$720,355
Accumulated Depreciation	(681,890)	(662,184)
Equipment	983,622	983,622
Accumulated Depreciation	(840,109)	(807,083)
	$181,978	$234,710

Depreciation expense was $26,647 and $39,423, for the three months ended June 30, 2014 and 2013, respectively.

Depreciation expense was $53,263, and $78,845, for the six months ended June 30, 2014 and 2013, respectively.

NOTE 7 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of June 30, 2014, Pacific Gold owes $1,250,000 to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $48 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the six months ended June 30, 2014, the company received $6,000 in additional proceeds and have paid $181,500 towards the balance.

As of June 30, 2014, Pacific Gold owes a total of $1,060,000 to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the six months ended June 30, 2014, the company received $89,835 in additional proceeds and have sold $90,000 of the notes to a third party investor.

Compensation for Robert Landau’s services as CEO is Paid to Jabi Inc. a Company that Mr. Landau controls.

A Company controlled by an officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 8 – PROMISSORY NOTES

During the year ended December 31, 2013, the Company received total additional proceeds of $108,500 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and were due January 2, 2015.

During the six months ended June 30, 2014, the Company received total additional proceeds of $95,000 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and due June 30, 2016.

A summary of the notes is as follows:

Balance at January 1, 2013	$240,000
Proceeds Received	108,500
Interest Accrued thru December 31, 2013	21,888
Payments thru December 31, 2013	-
Conversions thru December 31, 2013	-
Assignment of Promissory Note to Convertible Note thru December 31, 2013	(110,000)
Balance at December 31, 2013	$260,388
Proceeds Received	95,000
Interest Accrued thru June 30, 2014	9,612
Payments thru June 30, 2014	-
Conversions thru June 30, 2014	-
Assignment of Promissory Note to Convertible Note thru June 30, 2014	(100,000)
Balance at June 30, 2014	$265,000

NOTE 9 – FINANCING

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

During the six months ended June 30, 2014, the company agreed to the assignment of an additional $100,000 in principal of outstanding promissory note to a third party under the same terms as discussed above.

A summary of the carrying value of the notes outstanding for the six months ended June 30, 2014 and year ended December 31, 2013 is as follows:

Series A Notes	Note F	Note G	Note H	Note I	Total
Issuance Date	May-08-12	July-18-12	April-12-13	March-07-14
Carrying Value:
Face Value at January 1, 2013	$280,000	$18,000	$-	$-	$298,000
Unamortized Discount at January 1, 2013	(116,667)	(9,750)	-	-	(126,417)
Proceeds thru December 31, 2013	-	-	-	-	-
Convertible note assigned thru December 31, 2013	-	-	175,000	-	175,000
Discount recorded on note thru December 31, 2013	-	-	(175,000)	-	(175,000)
Discount amortization thru December 31, 2013	116,667	9,750	174,579	-	300,996
Conversions to shares thru December 31, 2013	(280,000)	(18,000)	(149,500)	-	(447,500)
Payments thru December 31, 2013	-	-	-	-	-
Face Value at December 31, 2013	-	-	25,500	-	25,500
Unamortized Discount at December 31, 2013	-	-	(421)	-	(421)
Carrying value at December 31, 2013	$-	$-	$25,079	$-	$25,079
Proceeds thru June 30, 2014	-	-	-	-	-
Convertible note assigned thru June 30, 2014	-	-	-	100,000	100,000
Discount recorded on note thru June 30, 2014	-	-	-	(100,000)	(100,000)
Discount amortization thru June 30, 2014	-	-	421	89,305	89,726
Conversions to shares thru June 30, 2014	-	-	(25,500)	(82,500)	(108,000)
Payments thru June 30, 2014	-	-	-	-	-
Face Value at June 30, 2014	-	-	-	17,500	17,500
Unamortized Discount at June 30, 2014	-	-	-	(10,695)	(10,695)
Carrying value at June 30, 2014	$-	$-	$-	$6,805	$6,805
Accrued Interest:
Accrued Interest at January 1, 2013	39,161	918	-	-	40,079
Interest accrued thru December 31, 2013	4,390	573	6,546	-	11,509
Conversions to shares thru December 31, 2013	(43,551)	(1,491)	-	-	(45,042)
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at December 31, 2013	$-	$-	$6,546	$-	$6,546
Interest accrued thru June 30, 2014	-	-	424	2,027	2,451
Conversions to shares thru June 30, 2014	-	-	(6,970)	-	(6,970)
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at June 30, 2014	$-	$-	$-	$2,027	$2,027
Derivative Liability:
Derivative Liability at January 1, 2013	9,927,273	638,182	-	-	10,565,455
Derivative Liability added	-	-	254,545	-	254,545
Accelerated amortization on conversions and payments	(9,722,614)	(32,727)	(238,646)	-	(9,993,987)
Change in fair value of derivative liability thru December 31, 2013	(204,659)	(605,455)	42,055	-	(768,059)
Derivative Liability at December 31, 2013	$-	$-	$57,954	$-	$57,954
Derivative Liability added	-	-	-	165,575	165,575
Accelerated amortization on conversions and payments	-	-	(44,702)	(115,224)	(159,926)
Change in fair value of derivative liability thru June 30, 2014	-	-	(13,252)	(616)	(13,868)
Derivative Liability at June 30, 2014	$-	$-	$-	$49,735	$49,735

Series B Notes (Continued)	Note J	Note K	Note L	Total
Issuance Date	December-11-12	February-05-13	March-19-13
Carrying Value:
Face Value at January 1, 2013	$32,500	$-	$-	$276,500
Unamortized Discount at January 1, 2013	-	-	-	(40,000)
Proceeds thru December 31, 2013	-	-	-	-
Convertible note assigned thru December 31, 2013	-	60,000	50,000	110,000
Discount recorded on note thru December 31, 2013	(32,500)	(60,000)	(45,283)	(278,210)
Discount amortization thru December 31, 2013	32,500	60,000	45,283	318,210
Conversions to shares thru December 31, 2013	-	(60,000)	(7,800)	(270,100)
Payments thru December 31, 2013	(32,500)	-	-	(74,200)
Face Value at December 31, 2013	-	-	42,200	42,200
Unamortized Discount at December 31, 2013	-	-	-	-
Carrying value at December 31, 2013	$-	$-	$42,200	$42,200
Proceeds thru June 30, 2014	-	-	-	-
Convertible note assigned thru June 30, 2014	-	-	-	-
Discount recorded on note thru June 30, 2014	-	-	-	-
Discount amortization thru June 30, 2014	-	-	-	-
Conversions to shares thru June 30, 2014	-	-	(10,000)	(10,000)
Payments thru June 30, 2014	-	-	(32,200)	(32,200)
Face Value at June 30, 2014	-	-	-	-
Unamortized Discount at June 30, 2014	-	-	-	-
Carrying value at June 30, 2014	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	217	-	-	5,510
Interest accrued thru December 31, 2013	1,917	-	3,657	9,313
Conversions to shares thru December 31, 2013	-	-	-	(3,520)
Payments thru December 31, 2013	(2,134)	-	-	(7,646)
Accrued Interest Balance at December 31, 2013	$-	$-	$3,657	$3,657
Interest accrued thru June 30, 2014	-	-	934	934
Conversions to shares thru June 30, 2014	-	-	-	-
Payments thru December 31, 2013	-	-	(4,592)	(4,592)
Accrued Interest Balance at June 30, 2014	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	40,000
Derivative Liability added	56,034	254,717	45,283	607,944
Accelerated amortization on conversions and payments	-	(237,736)		(618,947)
Change in fair value of derivative liability thru December 31, 2013	(56,034)	(16,981)	34,340	50,626
Derivative Liability at December 31, 2013	$-	$-	$79,623	$79,623
Derivative Liability added	-	-	-	-
Accelerated amortization on conversions and payments	-	-	(37,099)	(37,099)
Change in fair value of derivative liability thru June 30, 2014	-	-	(42,524)	(42,524)
Derivative Liability at June 30, 2014	$-	$-	$-	$-

Inputs used in computation of Black-Scholes were as follows:

	Note I
	At June 30, 2014	Initial Valuation (March 7, 2014)
Input Variables:
Stock Price @ grant date	$0.00030	$0.00070
Exercise Price (3)	$0.000086	$0.0000385
Expected Life of the Option (4)	0.67	1
Volatility (5)	211%	309%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.11%	0.13%

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

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of June 30, 2014 the investor has converted $77,800 of debt obligations into 69,623,819 shares of common stock of the Company. As of June 30, 2014 the remaining balance of the note issued on March 19, 2013, “Note L” of $32,200 was paid.

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

A summary of the carrying value of the notes outstanding for the six months ended June 30, 2014 and year ended December 31, 2013 is as follows:

Series B Notes	Note A	Note C	Note E	Note F	Note I
Issuance Date	July-27-12	August-29-12	September-10-12	November-02-12	December-05-12
Carrying Value:
Face Value at January 1, 2013	$53,000	$35,000	$78,500	$37,500	$40,000
Unamortized Discount at January 1, 2013	-	-	-	-	(40,000)
Proceeds thru December 31, 2013	-	-	-		-
Convertible note assigned thru December 31, 2013	-	-	-		-
Discount recorded on note thru December 31, 2013	(53,000)	(18,286)	(41,432)	(27,709)	-
Discount amortization thru December 31, 2013	53,000	18,286	41,432	27,709	40,000
Conversions to shares thru December 31, 2013	(53,000)	(35,000)	(74,300)	-	(40,000)
Payments thru December 31, 2013	-	-	(4,200)	(37,500)	-
Face Value at December 31, 2013	-	-	-	-	-
Unamortized Discount at December 31, 2013	-	-	-	-	-
Carrying value at December 31, 2013	$-	$-	$-	$-	$-
Proceeds thru June 30, 2014			-	-	-
Convertible note assigned thru June 30, 2014	-	-	-	-	-
Discount recorded on note thru June 30, 2014	-	-	-	-	-
Discount amortization thru June 30, 2014	-	-	-	-	-
Conversions to shares thru June 30, 2014	-	-	-	-	-
Payments thru June 30, 2014	-	-	-	-	-
Face Value at June 30, 2014	-	-	-	-	-
Unamortized Discount at June 30, 2014	-	-	-	-	-
Carrying value at June 30, 2014	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	1,767	933	2,093	500	-
Interest accrued thru December 31, 2013	353	467	707	2,212	-
Conversions to shares thru December 31, 2013	(2,120)	(1,400)	-	-	-
Payments thru December 31, 2013	-	-	(2,800)	(2,712)	-
Accrued Interest Balance at December 31, 2013	$-	$-	$-	$-	$-
Interest accrued thru June 30, 2014	-	-	-	-	-
Conversions to shares thru June 30, 2014	-	-	-	-	-
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at June 30, 2014	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	-	40,000
Derivative Liability added	164,483	18,286	41,432	27,709	-
Accelerated amortization on conversions and payments	(164,483)	(18,286)	(93,787)	(64,655)	(40,000)
Change in fair value of derivative liability thru December 31, 2013	-	-	52,355	36,946	-
Derivative Liability at December 31, 2013	$-	$-	$-	$-	$-
Derivative Liability added	-	-	-	-	-
Accelerated amortization on conversions and payments	-	-	-	-	-
Change in fair value of derivative liability thru June 30, 2014	-	-	-	-	-
Derivative Liability at June 30, 2014	$-	$-	$-	$-	$-

Convertible Notes Series C:

On September 25, 2013 and October 2, 2013 a holder of $80,000 and $40,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 45% discount to the market price calculated as the average of the lowest three (3) market prices (VWAP) for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. Both convertible notes have been fully converted into shares at June 30, 2014.

On May 12, 2014 and June 25, 2014 a holder of $60,000 and $30,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 50% discount to the market price calculated as the lowest VWAP for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date.

A summary of the carrying value of the notes is as follows:

Series C Notes	Note A	Note B	Note C	Note D	Total
Issuance Date	September-25-13	October-02-13	May-12-14	June-25-14
Carrying Value:
Face Value at January 1, 2013	$-	$-	$-	$-	$-
Unamortized Discount at January 1, 2013	-	-	-	-	-
Proceeds thru December 31, 2013	-	-	-	-	-
Convertible note assigned thru December 31, 2013	80,000	40,000	-	-	120,000
Discount recorded on note thru December 31, 2013	(80,000)	(40,000)	-	-	(120,000)
Discount amortization thru December 31, 2013	41,492	6,667	-	-	48,159
Conversions to shares thru December 31, 2013	(28,656)	-	-	-	(28,656)
Payments thru December 31, 2013	-	-	-	-	-
Face Value at December 31, 2013	51,344	40,000	-	-	91,344
Unamortized Discount at December 31, 2013	(38,508)	(33,333)	-	-	(71,841)
Carrying value at December 31, 2013	$12,836	$6,667	$-	$-	$19,503
Proceeds thru June 30, 2014	-	-	-	-	-
Convertible note assigned thru June 30, 2014	-	-	60,000	30,000	90,000
Discount recorded on note thru June 30, 2014	-	-	(60,000)	(30,000)	(90,000)
Discount amortization thru June 30, 2014	38,508	33,333	42,950	411	115,202
Conversions to shares thru June 30, 2014	(51,344)	(40,000)	(40,514)	-	(131,858)
Payments thru June 30, 2014	-	-	-	-	-
Face Value at June 30, 2014	-	-	19,486	30,000	49,486
Unamortized Discount at June 30, 2014	-	-	(17,050)	(29,589)	(46,639)
Carrying value at June 30, 2014	$-	$-	$2,436	$411	$2,847
Accrued Interest:
Accrued Interest at January 1, 2013	-	-	-	-	-
Interest accrued thru December 31, 2013	1,834	986	-	-	2,820
Conversions to shares thru December 31, 2013	-	-	-	-	-
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at December 31, 2013	$1,834	$986	$-	$-	$2,820
Interest accrued thru June 30, 2014	(1,834)	(986)	-	-	(2,820)
Conversions to shares thru June 30, 2014	-	-	-	-	-
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at June 30, 2014	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	-	-
Derivative Liability added	88,496	93,559	-	-	182,055
Accelerated amortization on conversions and payments	(33,582)	-	-	-	(33,582)
Change in fair value of derivative liability thru December 31, 2013	64,956	(174)	-	-	64,782
Derivative Liability at December 31, 2013	$119,870	$93,385	$-	$-	$213,255
Derivative Liability added	-	-	134,053	51,534	185,587
Accelerated amortization on conversions and payments	(104,946)	(72,882)	(90,517)	-	(268,345)
Change in fair value of derivative liability thru June 30, 2014	(14,924)	(20,503)	47,597	8,277	20,447
Derivative Liability at June 30, 2014	$-	$-	$91,133	$59,811	$150,944

Inputs used in computation of Black-Scholes were as follow:

	Note C
	At June 30, 2014	Initial Valuation (May 12, 2014)
Input Variables:
Stock Price @ grant date	$0.0003	$0.00040
Exercise Price (3)	$0.000089	$0.00016
Expected Life of the Option (4)	0.92	1
Volatility (5)	270%	270%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.11%	0.09%

	Note D
	At June 30, 2014	Initial Valuation (June 25, 2014)
Input Variables:
Stock Price @ grant date	$0.0003	$0.0002
Exercise Price (3)	$0.000089	$0.000101
Expected Life of the Option (4)	1	1
Volatility (5)	259%	266%
Annual Rate of Quarterly Dividends (6)	0.00%	0.00%
Risk-Free Rate (7)	0.11%	0.11%

NOTE 10 – COMMON STOCK AND PREFERRED STOCK

For the six months ended June 30, 2014, 2,342,844,577 common shares were issued for $221,240 in principal and $6,969 in interest on the convertible notes as discussed in Note 9 above.

In 2013, 144,616,858 common shares were issued for $746,256 in principal and $48,562 in accrued interest on the convertible notes discussed in Note 9 above.

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

NOTE 11 – OPERATING LEASES

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2014:

Year ended	Total
December 31, 2014	$40,000
December 31, 2015	50,000
December 31, 2016	50,000
December 31, 2017	50,000
December 31, 2018	50,000
Total	$240,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the six months ended June 30, 2014 and 2013 was $2,442.

NOTE 12 – MAJOR CUSTOMERS

For the six months ended June 30, 2014 and in 2013, there were no gold sales. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold becomes significantly decreased, the Company could experience severe negative impact.

NOTE 13 – NON–CONTROLLING INTEREST

On November 2, 2012, the board of Pacific Gold Corp. agreed to a dividend of up to 5,000,000 of the shares of Pacific Metals Corp. One share of Pacific Metals Corp. was distributed as a dividend to shareholders of the Company for every 420 shares of Pacific Gold Corp. owned by shareholders of record as of November 1, 2012. As a result of the stock dividend, Pacific Metals Corp. is no longer a wholly-owned subsidiary of the Company. The Company now holds a controlling interest of 75% in Pacific Metals Corp.

NOTE 14 – LEGAL PROCEEDINGS

On July 12, 2013, Nevada Rae Gold, Inc. was sued by Cashman Equipment Company for approximately $56,000 in past due equipment rentals in Clark County, Nevada, Case number A-13-685083-C. The Company believes that the amounts in question are overstated and did not apply appropriate credits. In April 2014 the company paid $35,000 to settle the suit in order to avoid significant legal fees.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership. In April 2014 the company has made payments total of approximately $170,000 towards its amounts owing to the IRS.

NOTE 15 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2014, the Company had an accumulated deficit of $45,555,610, negative working capital of $1,215,449, and negative cash flows from the six months ended June 30, 2014 of $526,541, raising substantial doubt about its ability to continue as a going concern. During the six months ended June 30, 2014, the company financed its operations through the sale of securities, proceeds received from sale of mining claims, and issuance of debt.

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

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to quarter end, the debenture holders of the convertible notes converted $66,986 in principal and $2,115 in interest into 1,346,356,365 shares of common stock.

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

Pacific Gold Corp. has three subsidiaries through which it holds various mineral prospects in Nevada and Colorado. Two subsidiaries are wholly-owned and include; Nevada Rae Gold, Inc., Fernley Gold, Inc. The third subsidiary, of which Pacific Gold Corp. controls an interest of 75% is Pacific Metals Corp.

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

Through June 30, 2014 the Company has invested approximately $11,791,573 into NRG.

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

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the second quarter of 2014.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold for the six months ended June 30, 2014.

Operating expenses for the six months ended June 30, 2014, totaled $382,413. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $4,165 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $54,461 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $27,032.  Interest expense totaled $268,503; of this amount, $161,162 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenue from the sale of gold for the six months ended June 30, 2013.

Operating expenses for the six months ended June 30, 2013, totaled $379,794. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $12,985 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $75,939 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $18,745.  Interest expense totaled $555,921; of this amount, $409,280 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenue from the sale of gold for the three months ended June 30, 2014.

Operating expenses for the three months ended June 30, 2014, totaled $136,853. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $2,116 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $26,982 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $4,297.  Interest expense totaled $141,805; of this amount, $95,587 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenue from the sale of gold for the three months ended June 30, 2013.

Operating expenses for the three months ended June 30, 2013, totaled $181,281. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $8,235 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $27,301 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $5,334.  Interest expense totaled $176,798; of this amount, $103,080 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources

Since inception to June 30, 2014, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of June 30, 2014, our assets totaled $1,091,300, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,807,063 which primarily consisted of related parties’ notes payable of $2,310,000, accounts payable and accrued expenses of $1,019,705, convertible notes payable of $212,358, and promissory notes of $265,000. We had an accumulated deficit of $45,555,610 and a working capital deficit of $1,215,449 at June 30, 2014.

For the six months ended June 30, 2014, the convertible note holders have converted $249,848 in principal and $7,035 in accrued interest on the Convertible notes. An additional $100,000 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 9 to the consolidated financial statements.

 For the six months ended June 30, 2014, the company issued additional $95,000 in promissory notes to a non–related party. The promissory notes are due on June 30, 2016. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the six months ended June 30, 2014 was $9,652. At June 30, 2014 the balance on the promissory notes was $265,000, representing promissory notes owed to an individual debt holder.

As of June 30, 2014, Pacific Gold owes $1,250,000 to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $48 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the six months ended June 30, 2014, the company received $6,000 in additional proceeds and have paid $181,500 towards the balance.

As of June 30, 2014, Pacific Gold owes a total of $1,060,000 to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the six months ended June 30, 2014, the company received $89,835 in additional proceeds and have sold $90,000 of the notes to a third party investor.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 12, 2013, Nevada Rae Gold, Inc. was sued by Cashman Equipment Company for approximately $56,000 in past due equipment rentals in Clark County, Nevada, Case number A-13-685083-C. The Company believes that the amounts in question are overstated and did not apply appropriate credits. In April 2014 the company paid $35,000 to settle the suit in order to avoid significant legal fees.

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership. In April 2014 the company has made payments total of approximately $170,000 towards its amounts owing to the IRS.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 820,822,783 shares of common stock for debt repayment of $121,253 in principal, and $66 in interest.

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

The Black Rock Canyon mine did not receive any citations for the six months ended June 30, 2014.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	August 19, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer ,Secretary, Treasurer and Director	August 19, 2014
Robert Landau