Form 10-Q
period 2014-09-30
PACIFIC GOLD CORP
filed 2015-01-12
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of January 2, 2015, the Company had outstanding 3,644,909,409 shares of its common stock, par value $0.0000000001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$257	$2,020
Prepaid Expenses	-	4,709
Amounts Receivable for Assets Sale	3,432	-
Total Current Assets	3,689	6,729
Mineral Rights, Plant and Equipment
Mineral rights, net	629,285	544,715
Plant and Equipment, net	154,574	234,710
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	887,529	883,095
Intangibles
Total Intangibles, net	10,073	8,417
Other Assets:
Amounts Receivable for Assets Sale	-	830,233
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	1,028,171
TOTAL ASSETS	$1,099,229	$1,926,412

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$909,392	$899,849
Accrued Expenses	200,472	333,281
Accrued Interest - Convertible Note	-	13,023
Convertible Notes, Net	-	86,782
Derivative Liability	-	350,832
Accrued Interest - Promissory Notes, short - term portion	-	36,888
Promissory Notes, short - term portion	-	223,500
Accrued Interest - Related Party Notes Payable	-	293,082
Related Party Notes Payable	-	2,098,680
Total Current Liabilities	1,109,864	4,335,917
Long Term Liabilities:
Accrued Interest - Promissory Notes	6,708	-
Promissory Notes, long - term portion	265,000	-
Accrued Interest - Related Party Notes Payable	58,209	-
Related Party Notes Payable - long - term portion	2,375,000	-
Total Liabilities	3,814,781	4,335,917
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 300,000 shares outstanding at September 30, 2014 and December 31, 2013	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized, 3,294,909,409 and 145,844,832 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Additional Paid-in Capital	43,222,999	42,174,767
Non - Controlling Interests	(21,705)	(12,816)
Accumulated Deficit	(45,917,146)	(44,571,756)
Total Stockholders' Deficit	(2,715,552)	(2,409,505)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,099,229	$1,926,412

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue:
Total Revenue	$-	$-	$-	$-
Production Costs
Production Costs	-		-	-
Depreciation	26,678	39,422	79,941	118,267
Gross Margin	(26,678)	(39,422)	(79,941)	(118,267)
Operating Expenses:
General and Administrative	147,963	267,239	530,376	647,033
Inventory Write Down	-		-	-
Total Operating Expenses	147,963	267,239	530,376	647,033
Loss from Operations	(174,641)	(306,661)	(610,317)	(765,300)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	-	82,729	32,194	194,405
Foreign Exchange Gain (Loss)	2,017	(949)	2,198	1,484
Amortization of Debt Discount	(77,333)	(100,823)	(282,262)	(598,338)
Bad Debt Expense	(5,783)	-	(250,000)	-
Interest Expense	(118,091)	(70,533)	(386,594)	(626,454)
Imputed Interest Income	5,783	19,767	19,767	19,767
Sub Lease Rents	-	-	40,000	-
Other Income	-	1,165	-	1,165
Gain (Loss) on Sale of Equipment	5,394	-	5,394	-
Gain (Loss) on Sale of Assets	-	940,879	-	940,879
Change in Fair Value of Derivative Liability	-	217,963	72,841	876,237
Total Other Income (Expenses)	(188,013)	1,090,198	(746,462)	809,145
Net Loss Before Non Controlling Interests	(362,654)	783,537	(1,356,779)	43,845
Less: Loss Attributable to Non - Controlling Interests	(1,119)	(5,663)	(8,889)	(9,091)
Net Loss	(361,535)	789,200	(1,347,890)	52,936
Basic and Diluted Loss per Share	$(0.00013)	$0.03319	$(0.00095)	$0.00355
Weighted Average Shares Outstanding:
Basic and Diluted	2,740,483,282	23,775,807	1,427,014,935	14,902,570

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,347,890)	$52,936
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	79,942	118,267
Loss Attributable to Non - Controlling Interests	(8,889)	(9,091)
Imputed Interest Income	(19,767)	(19,767)
Bad Debt Expense	250,000	-
Non-Cash Portion of Interest on Convertible Debt	214,248	417,775
(Gain) Loss on Sales of Assets	(5,394)	(940,879)
(Gain) Loss on Extinguishment of Debt	(32,194)	(194,185)
Amortization of Debt Discount	282,262	598,338
Change in Fair Value of Derivative Liability	(72,841)	(876,237)
Changes in:
Amounts Receivable on Assets Sale	(3,432)
Prepaid Expenses	4,709	5,320
Accounts Payable	34,124	(8,430)
Accrued Expenses	(132,809)	65,222
Accrued Interest	172,171	205,344
NET CASH USED IN OPERATING ACTIVITIES	(585,760)	(585,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	(84,570)	(87,640)
Proceeds from Sale of Assets	606,432	350,000
NET CASH USED IN INVESTING ACTIVITIES	521,862	262,360

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(181,500)	(13,000)
Proceeds from Related Party Notes Payable	160,835	50,000
Proceeds from Promissory Notes	115,000	361,500
Payment on Convertible Notes	(32,200)	(81,847)
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,135	316,653

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,763)	(6,374)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,020	12,198
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257	$5,824

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash financing and investing activities:
Assignment of Portion of Promissory Note to Convertible Note	$120,000	$365,000
Assignment of Portion of Related Party Notes to Convertible Note	$90,000	$-
Conversion of Notes Payable into Common Stock	$336,844	$11,167,292
Change in and accelerated amortization of derivative liability on conversions	$702,239	$-
Conversion of Accrued Interest into Common Stock	$9,150	$48,562
Subsidiary Shares Issued for Purchase of Intangibles	$2,500	$-
Amounts Receivable for Assets Sale	$-	$790,698
Accrued Interest added to Note Principal	$433,484	$-
Deemed Dividend related to Conversion of Debt to Preferred Shares	$-	$300,000

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2014, and December 31, 2013, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2014 and December 31, 2013, allowance for bad debt was $250,000, and $0, respectively.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There were no inventories as of September 30, 2014 or December 31, 2013.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended September 30, 2014 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2014, and December 31, 2013 the Company had 3,004,917,000 and 1,405,382,164, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended September 30, 2014, and 2013, the Company incurred $11,515 and $753, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three and nine months ended September 30, 2014 or 2013.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

NOTE 4 – MINERAL RIGHTS

Mineral rights at September 30, 2014 and December 31, 2013 consisted of the following:

MINERAL RIGHTS	September 30, 2014	December 31, 2013
Nevada Rae Gold – Morris Land	$387,289	$337,529
Accumulated Depletion	(381)	(381)
Undeveloped mineral rights	10,000	-
Fernley Gold – Lower Olinghouse	183,962	165,352
Pacific Metals – Graysill Claims	48,415	42,215
	$629,285	$544,715

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

Intangibles Assets	September 30, 2014	December 31, 2013
Mining Claims Database	$12,500	$10,000
Accumulated Amortization	(2,427)	(1,583)
Net	$10,073	$8,417

Amortization Expense for the three months ended September 30, 2014 and 2013 was $237, and $190, respectively.

Amortization expense for the nine months ended September 30, 2014 and 2013 was $641, and $570, respectively.

For these assets, amortization expense over the estimated useful life is expected to be $10,073.

Year	USD
2014	$313
2015	1,250
2016	1,250
2017	1,250
2018	1,250
Thereafter	4,760
$10,073

NOTE 6 – PLANT AND EQUIPMENT

During the nine months ended September 30, 2014 the company disposed of equipment for total proceeds of $6,432, and have recorded a gain of $5,394 from the sale.

During the nine months ended September 30, 2014 the company has written off $49,480 of obsolete equipment.

Plant and equipment at September 30, 2014 and December 31, 2013, consisted of the following:

PLANT AND EQUIPMENT	September 30, 2014	December 31, 2013
Building	$720,355	$720,355
Accumulated Depreciation	(691,743)	(662,184)
Equipment	917,038	983,622
Accumulated Depreciation	(791,076)	(807,083)
	$154,574	$234,710

Depreciation expense was $26,366 and $38,672, for the three months ended September 30, 2014 and 2013, respectively.

Depreciation expense was $79,098, and $117,453, for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 7 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of September 30, 2014, Pacific Gold owes $1,270,000 in principal and $31,251 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the nine months ended September 30, 2014, the company received $26,000 in additional proceeds and have paid $181,500 towards the balance.

As of September 30, 2014, Pacific Gold owes a total of $1,105,000 in principal and $26,958 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the nine months ended September 30, 2014, the company received $134,835 in additional proceeds and have sold $90,000 of the notes to a third party investor.

Compensation for Robert Landau’s services as CEO is Paid to Jabi Inc. a Company that Mr. Landau controls.

A Company controlled by an officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 8 – PROMISSORY NOTES

During the year ended December 31, 2013, the Company received total additional proceeds of $108,500 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and were due January 2, 2015. On June 30, 2014 the notes terms were amended with a new maturity date of June 30, 2016.

During the nine months ended September 30, 2014, the Company received total additional proceeds of $115,000 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and are due June 30, 2016.

A summary of the notes is as follows:

Balance at January 1, 2013	$240,000
Proceeds Received	108,500
Interest Accrued thru December 31, 2013	21,888
Payments thru December 31, 2013	-
Conversions thru December 31, 2013	-
Assignment of Promissory Note to Convertible Note thru December 31, 2013	(110,000)
Balance at December 31, 2013	$260,388
Proceeds Received	115,000
Interest Accrued thru September 30, 2014	16,320
Payments thru September 30, 2014	-
Conversions thru September 30, 2014	-
Assignment of Promissory Note to Convertible Note thru September 30, 2014	(120,000)
Balance at September 30, 2014	$271,708

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

During the nine months ended September 30, 2014, the company agreed to the assignment of an additional $100,000 in principal of outstanding promissory note to a third party under the same terms as discussed above.

A summary of the carrying value of the notes outstanding for the nine months ended September 30, 2014 and year ended December 31, 2013 is as follows:

Series A Notes	Note F	Note G	Note H	Note I	Total
Issuance Date	May-08-12	July-18-12	April-12-13	March-07-14
Carrying Value:
Face Value at January 1, 2013	$280,000	$18,000	$-	$-	$298,000
Unamortized Discount at January 1, 2013	(116,667)	(9,750)	-	-	(126,417)
Proceeds thru December 31, 2013	-	-	-	-	-
Convertible note assigned thru December 31, 2013	-	-	175,000	-	175,000
Discount recorded on note thru December 31, 2013	-	-	(175,000)	-	(175,000)
Discount amortization thru December 31, 2013	116,667	9,750	174,579	-	300,996
Conversions to shares thru December 31, 2013	(280,000)	(18,000)	(149,500)	-	(447,500)
Payments thru December 31, 2013	-	-	-	-	-
Face Value at December 31, 2013	-	-	25,500	-	25,500
Unamortized Discount at December 31, 2013	-	-	(421)	-	(421)
Carrying value at December 31, 2013	$-	$-	$25,079	$-	$25,079
Proceeds thru September 30, 2014	-	-	-	-	-
Convertible note assigned thru September 30, 2014	-	-	-	100,000	100,000
Discount recorded on note thru September 30, 2014	-	-	-	(100,000)	(100,000)
Discount amortization thru September 30, 2014	-	-	421	100,000	100,421
Conversions to shares thru September 30, 2014	-	-	(25,500)	(100,000)	(125,500)
Payments thru September 30, 2014	-	-	-	-	-
Face Value at September 30, 2014	-	-	-	-	-
Unamortized Discount at September 30, 2014	-	-	-	-	-
Carrying value at September 30, 2014	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	39,161	918	-	-	40,079
Interest accrued thru December 31, 2013	4,390	573	6,546	-	11,509
Conversions to shares thru December 31, 2013	(43,551)	(1,491)	-	-	(45,042)
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at December 31, 2013	$-	$-	$6,546	$-	$6,546
Interest accrued thru September 30, 2014	-	-	424	2,115	2,539
Conversions to shares thru September 30, 2014	-	-	(6,970)	(2,115)	(9,085)
Payments thru September 30, 2014	-	-	-	-	-
Accrued Interest Balance at September 30, 2014	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	9,927,273	638,182	-	-	10,565,455
Derivative Liability added	-	-	254,545	-	254,545
Accelerated amortization on conversions and payments	(9,722,614)	(32,727)	(238,646)	-	(9,993,987)
Change in fair value of derivative liability thru December 31, 2013	(204,659)	(605,455)	42,055	-	(768,059)
Derivative Liability at December 31, 2013	$-	$-	$57,954	$-	$57,954
Derivative Liability added	-	-	-	165,575	165,575
Accelerated amortization on conversions and payments	-	-	(44,702)	(164,959)	(209,661)
Change in fair value of derivative liability thru September 30, 2014	-	-	(13,252)	(616)	(13,868)
Derivative Liability at September 30, 2014	$-	$-	$-	$-	$-

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

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of September 30, 2014 the investor has converted $77,800 of debt obligations into 69,623,819 shares of common stock of the Company. As of September 30, 2014 the remaining balance of the note issued on March 19, 2013, “Note L” of $32,200 was paid.

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

A summary of the carrying value of the notes outstanding for the nine months ended September 30, 2014 and year ended December 31, 2013 is as follows:

Series B Notes	Note A	Note C	Note E	Note F	Note I
Issuance Date	July-27-12	August-29-12	September-10-12	November-02-12	December-05-12
Carrying Value:
Face Value at January 1, 2013	$53,000	$35,000	$78,500	$37,500	$40,000
Unamortized Discount at January 1, 2013	-	-	-	-	(40,000)
Proceeds thru December 31, 2013	-	-	-		-
Convertible note assigned thru December 31, 2013	-	-	-		-
Discount recorded on note thru December 31, 2013	(53,000)	(18,286)	(41,432)	(27,709)	-
Discount amortization thru December 31, 2013	53,000	18,286	41,432	27,709	40,000
Conversions to shares thru December 31, 2013	(53,000)	(35,000)	(74,300)	-	(40,000)
Payments thru December 31, 2013	-	-	(4,200)	(37,500)	-
Face Value at December 31, 2013	-	-	-	-	-
Unamortized Discount at December 31, 2013	-	-	-	-	-
Carrying value at December 31, 2013	$-	$-	$-	$-	$-
Proceeds thru September 30, 2014			-	-	-
Convertible note assigned thru September 30, 2014	-	-	-	-	-
Discount recorded on note thru September 30, 2014	-	-	-	-	-
Discount amortization thru September 30, 2014	-	-	-	-	-
Conversions to shares thru September 30, 2014	-	-	-	-	-
Payments thru September 30, 2014	-	-	-	-	-
Face Value at September 30, 2014	-	-	-	-	-
Unamortized Discount at September 30, 2014	-	-	-	-	-
Carrying value at September 30, 2014	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	1,767	933	2,093	500	-
Interest accrued thru December 31, 2013	353	467	707	2,212	-
Conversions to shares thru December 31, 2013	(2,120)	(1,400)	-	-	-
Payments thru December 31, 2013	-	-	(2,800)	(2,712)	-
Accrued Interest Balance at December 31, 2013	$-	$-	$-	$-	$-
Interest accrued thru September 30, 2014	-	-	-	-	-
Conversions to shares thru September 30, 2014	-	-	-	-	-
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at September 30, 2014	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	-	40,000
Derivative Liability added	164,483	18,286	41,432	27,709	-
Accelerated amortization on conversions and payments	(164,483)	(18,286)	(93,787)	(64,655)	(40,000)
Change in fair value of derivative liability thru December 31, 2013	-	-	52,355	36,946	-
Derivative Liability at December 31, 2013	$-	$-	$-	$-	$-
Derivative Liability added	-	-	-	-	-
Accelerated amortization on conversions and payments	-	-	-	-	-
Change in fair value of derivative liability thru September 30, 2014	-	-	-	-	-
Derivative Liability at September 30, 2014	$-	$-	$-	$-	$-

Series B Notes (Continued)	Note J	Note K	Note L	Total
Issuance Date	December-11-12	February-05-13	March-19-13
Carrying Value:
Face Value at January 1, 2013	$32,500	$-	$-	$276,500
Unamortized Discount at January 1, 2013	-	-	-	(40,000)
Proceeds thru December 31, 2013	-	-	-	-
Convertible note assigned thru December 31, 2013	-	60,000	50,000	110,000
Discount recorded on note thru December 31, 2013	(32,500)	(60,000)	(45,283)	(278,210)
Discount amortization thru December 31, 2013	32,500	60,000	45,283	318,210
Conversions to shares thru December 31, 2013	-	(60,000)	(7,800)	(270,100)
Payments thru December 31, 2013	(32,500)	-	-	(74,200)
Face Value at December 31, 2013	-	-	42,200	42,200
Unamortized Discount at December 31, 2013	-	-	-	-
Carrying value at December 31, 2013	$-	$-	$42,200	$42,200
Proceeds thru September 30, 2014	-	-	-	-
Convertible note assigned thru September 30, 2014	-	-	-	-
Discount recorded on note thru September 30, 2014	-	-	-	-
Discount amortization thru September 30, 2014	-	-	-	-
Conversions to shares thru September 30, 2014	-	-	(10,000)	(10,000)
Payments thru September 30, 2014	-	-	(32,200)	(32,200)
Face Value at September 30, 2014	-	-	-	-
Unamortized Discount at September 30, 2014	-	-	-	-
Carrying value at September 30, 2014	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	217	-	-	5,510
Interest accrued thru December 31, 2013	1,917	-	3,657	9,313
Conversions to shares thru December 31, 2013	-	-	-	(3,520)
Payments thru December 31, 2013	(2,134)	-	-	(7,646)
Accrued Interest Balance at December 31, 2013	$-	$-	$3,657	$3,657
Interest accrued thru September 30, 2014	-	-	934	934
Conversions to shares thru September 30, 2014	-	-	-	-
Payments thru December 31, 2013	-	-	(4,592)	(4,592)
Accrued Interest Balance at September 30, 2014	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	40,000
Derivative Liability added	56,034	254,717	45,283	607,944
Accelerated amortization on conversions and payments	-	(237,736)		(618,947)
Change in fair value of derivative liability thru December 31, 2013	(56,034)	(16,981)	34,340	50,626
Derivative Liability at December 31, 2013	$-	$-	$79,623	$79,623
Derivative Liability added	-	-	-	-
Accelerated amortization on conversions and payments	-	-	(37,099)	(37,099)
Change in fair value of derivative liability thru September 30, 2014	-	-	(42,524)	(42,524)
Derivative Liability at September 30, 2014	$-	$-	$-	$-

Convertible Notes Series C:

On September 25, 2013 and October 2, 2013 a holder of $80,000 and $40,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 45% discount to the market price calculated as the average of the lowest three (3) market prices (VWAP) for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. Both convertible notes have been fully converted into shares at September 30, 2014.

On May 12, 2014 and June 25, 2014 a holder of $60,000 and $30,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 50% discount to the market price calculated as the lowest VWAP for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Both convertible notes have been fully converted into shares at September 30, 2014.

On August 20, 2014 a holder of  $20,000, in principal amount of debt issued by Pacific Gold Corp. transferred the obligation to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 50% discount to the market price calculated as the lowest VWAP for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. The convertible note has been fully converted into shares at September 30, 2014.

A summary of the carrying value of the notes is as follows:

Series C Notes	Note A	Note B	Note C	Note D	Note E	Total
Issuance Date	September-25-13	October-02-13	May-12-14	June-25-14	August-20-14
Carrying Value:
Face Value at January 1, 2013	$-	$-	$-	$-	$-	$-
Unamortized Discount at January 1, 2013	-	-	-	-	-	-
Proceeds thru December 31, 2013	-	-	-	-	-	-
Convertible note assigned thru December 31, 2013	80,000	40,000	-	-	-	120,000
Discount recorded on note thru December 31, 2013	(80,000)	(40,000)	-	-	-	(120,000)
Discount amortization thru December 31, 2013	41,492	6,667	-	-	-	48,159
Conversions to shares thru December 31, 2013	(28,656)	-	-	-	-	(28,656)
Payments thru December 31, 2013	-	-	-	-	-	-
Face Value at December 31, 2013	51,344	40,000	-	-	-	91,344
Unamortized Discount at December 31, 2013	(38,508)	(33,333)	-	-	-	(71,841)
Carrying value at December 31, 2013	$12,836	$6,667	$-	$-	$-	$19,503
Proceeds thru September 30, 2014	-	-	-	-	-	-
Convertible note assigned thru September 30, 2014	-	-	60,000	30,000	20,000	110,000
Discount recorded on note thru September 30, 2014	-	-	(60,000)	(30,000)	(20,000)	(110,000)
Discount amortization thru September 30, 2014	38,508	33,333	60,000	30,000	20,000	181,841
Conversions to shares thru September 30, 2014	(51,344)	(40,000)	(60,000)	(30,000)	(20,000)	(201,344)
Payments thru September 30, 2014	-		-	-	-	-
Face Value at September 30, 2014	-	-	-	-	-	-
Unamortized Discount at September 30, 2014	-	-	-	-	-	-
Carrying value at September 30, 2014	$-	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	-	-	-	-	-	-
Interest accrued thru December 31, 2013	1,834	986	-	-	-	2,820
Conversions to shares thru December 31, 2013	-	-	-	-	-	-
Payments thru December 31, 2013	-	-	-	-	-	-
Accrued Interest Balance at December 31, 2013	$1,834	$986	$-	$-	$-	$2,820
Interest accrued thru September 30, 2014	(1,834)	(920)	-	-	-	(2,754)
Conversions to shares thru September 30, 2014	-	(66)	-	-	-	(66)
Payments thru September 30, 2014	-	-	-	-	-	-
Accrued Interest Balance at September 30, 2014	$-	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	-	-	-
Derivative Liability added	88,496	93,559	-	-	-	182,055
Accelerated amortization on conversions and payments	(33,582)	-	-	-	-	(33,582)
Change in fair value of derivative liability thru December 31, 2013	64,956	(174)	-	-	-	64,782
Derivative Liability at December 31, 2013	$119,870	$93,385	$-	$-	$-	$213,255
Derivative Liability added	-	-	134,053	51,534	73,086	258,673
Accelerated amortization on conversions and payments	(104,946)	(72,882)	(181,650)	(59,811)	(73,086)	(492,375)
Change in fair value of derivative liability thru September 30, 2014	(14,924)	(20,503)	47,597	8,277	-	20,447
Derivative Liability at September 30, 2014	$-	$-	$-	$-	$-	$-

Inputs used in computation of Black-Scholes were as follow:

Note E
Initial Valuation (August 20, 2014)
Input Variables:
Stock Price @ grant date	$0.00020
Exercise Price (3)	$0.00005
Expected Life of the Option (4)	1
Volatility (5)	263%
Annual Rate of Quarterly Dividends (6)	0.00%
Risk-Free Rate (7)	0.12%

NOTE 10 – COMMON STOCK AND PREFERRED STOCK

For the nine months ended September 30, 2014, 3,149,064,577 common shares were issued for $336,844 in principal and $9,084 in interest on the convertible notes as discussed in Note 9 above.

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

On January 8, 2014, and amended on January 30, 2014, NRG, a subsidiary of the company signed a sub-lease for ten mining claims held NRG under a lease, to permit exploration and mining for barite. The lease is for a period of 8 years. The lease, as amended, provides that NRG will receive an initial payment of $40,000, advance annual payments of $20,000 per year and provides for royalty payments to the NRG of $2.00 per yard of processed barite. The rights under the lease exclude any recovery of gold mineralization. The lease requires the lease holder to provide bonding and other regulatory deposits in respect of its mining activities to satisfy state and federal requirements and indemnification of the Company for breaches of the lease. The lease is subject to the over-lease held by NRG, and NRG is required to pay the holder of the over-lease $10,000 per year plus $0.50 per yard of barite processed.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2014:

Year ended	Total
December 31, 2014	$40,000
December 31, 2015	50,000
December 31, 2016	50,000
December 31, 2017	50,000
December 31, 2018	50,000
Total	$240,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the nine months ended September 30, 2014 and 2013 was $3,663.

NOTE 12 – MAJOR CUSTOMERS

For the nine months ended September 30, 2014 and in 2013, there were no gold sales. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

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

NOTE 15 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2014, the Company had an accumulated deficit of $45,917,146, negative working capital of $1,106,175, and negative cash flows from the nine months ended September 30, 2014 of $585,760, raising substantial doubt about its ability to continue as a going concern. During the nine months ended September 30, 2014, the company financed its operations through the sale of securities, proceeds received from sale of mining claims, and issuance of debt.

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

NOTE 16 – SUBSEQUENT EVENTS

On October 20, 2014, the company agreed to the assignment of $17,500, in principal amount of outstanding notes to a non – affiliate third party investor. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 50% discount to the market price calculated as the lowest VWAP for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. The debenture holders of the convertible note converted the $17,500 in principal into 350,000,000 shares of common stock.

On December 12, 2014, the company the Company sold 15,110,823 shares of Pacific Metals Corp. for $136,000 in a private transaction. As a result, as of date of sale, Pacific Metals Corp. has ceased being a subsidiary of the company.

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

Pacific Gold Corp. has three subsidiaries through which it holds various mineral prospects in Nevada. The Two subsidiaries are wholly-owned and include; Nevada Rae Gold, Inc., Fernley Gold, Inc.

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

Through September 30, 2014 the Company has invested approximately $11,861,275 into NRG.

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

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the third quarter of 2014.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold for the nine months ended September 30, 2014.

Operating expenses for the nine months ended September 30, 2014, totaled $530,376. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $5,806 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $72,693 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $28,374.  Interest expense totaled $386,594; of this amount, $214,248 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenue from the sale of gold for the nine months ended September 30, 2013.

Operating expenses for the nine months ended September 30, 2013, totaled $647,033. The Company incurred labor, fuel and productions costs associated with various mining activities. Equipment operating costs, tools and materials of $26,231 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $99,978 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $52,848.  Interest expense totaled $626,454; of this amount, $417,775 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenue from the sale of gold for the three months ended September 30, 2014.

Operating expenses for the three months ended September 30, 2014, totaled $147,963. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $1,641 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $18,232 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $1,342.  Interest expense totaled $118,091; of this amount, $53,086 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

The Company had no revenue from the sale of gold for the three months ended September 30, 2013.

Operating expenses for the three months ended September 30, 2013, totaled $267,239. The Company incurred labor, fuel and productions costs associated with various mining activities. Equipment operating costs, tools and materials of $13,246 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $24,039 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $34,103.  Interest expense totaled $70,533; of this amount, $8,495 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources

Since inception to September 30, 2014, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of September 30, 2014, our assets totaled $1,099,229, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,814,781 which primarily consisted of related parties’ notes payable of $2,375,000, accounts payable and accrued expenses of $1,109,864, and promissory notes of $265,000. We had an accumulated deficit of $45,917,146 and a working capital deficit of $1,106,175 at September 30, 2014.

For the nine months ended September 30, 2014, the convertible note holders have converted $336,844 in principal and $9,150 in accrued interest on the Convertible notes. An additional $210,000 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 9 to the consolidated financial statements.

For the nine months ended September 30, 2014, the company issued additional $115,000 in promissory notes to a non–related party. The promissory notes are due on June 30, 2016. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the nine months ended September 30, 2014 was $16,320. At September 30, 2014 the balance on the promissory notes was $265,000, representing promissory notes owed to an individual debt holder.

As of September 30, 2014, Pacific Gold owes $1,270,000 in principal and $31,251 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.001 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the nine months ended September 30, 2014, the company received $26,000 in additional proceeds and have paid $181,500 towards the balance.

As of September 30, 2014, Pacific Gold owes a total of $1,105,000 in principal and $26,958 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the nine months ended September 30, 2014, the company received $134,835 in additional proceeds and have sold $90,000 of the notes to a third party investor.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $115,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 1,746,356,365 shares of common stock for debt repayment of $86,986 in principal, and $2,115 in interest.

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

The Black Rock Canyon mine did not receive any citations for the nine months ended September 30, 2014.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. *

10.1

Convertible Note issued to Jabi Inc. on June 30, 2014 *

*    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	January 12, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer ,Secretary, Treasurer and Director	January 12, 2015
Robert Landau