Form 10-K
period 2014-12-31
PACIFIC GOLD CORP
filed 2016-01-28
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of June 30, 2014 the aggregate market value of the voting stock held by non-affiliates was approximately $245,786.

As of January 11, 2016, the Company had outstanding 4,269,909,409 shares of its common stock, par value $0. 0000000001.

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

Pacific Gold Corp. has two subsidiaries through which it holds mineral prospects in Nevada. The Two subsidiaries are wholly-owned and include; Nevada Rae Gold, Inc., Fernley Gold, Inc.

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

Through December 31, 2014 the Company has invested approximately $11,923,989 into NRG.

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

Employees

Pacific Gold has one employee who is the executive officer and Nevada Rae Gold has about 5 employees, who are the on-site management, and security. From time to time we hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers, for differing periods to facilitate the implementation of our business plan.

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

ITEM 3. LEGAL PROCEEDINGS

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $300,000 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership. In 2014 the company has made payments total of approximately $170,000 towards its amounts owing to the IRS.

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

The Black Rock Canyon mine did not receive any citations for the year ended December 31, 2014.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

	2014		2013
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.0006	$0.0004	$0.0055	$0.0032
September 30	$0.0004	$0.0003	$0.0240	$0.0120
June 30	$0.0002	$0.0001	$0.0388	$0.0120
March 31	$0.0001	$0.0001	$0.7813	$0.1871

Holders

As of March 26, 2015 the Company believes that there are well over 7,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2014 upon conversion of outstanding debt, Pacific Gold issued an aggregate of 350,000,000 shares of common stock at a conversion price between $0.00005 in a transaction qualifying under Section 4(2) of the Securities Act to accredited investors.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2014.

Operating expenses for the year ended December 31, 2014 totaled $677,122.  The Company incurred labor costs associated with the various mining activities.  Labor costs were $192,346 for the year.  Equipment operating costs, tools and materials of $7,774, were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $121,917 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $42,632. Advertising and public relations expenses totaled $1,579.  Interest expense totaled $499,687 for the year; of this amount, $262,474 was a non-cash expense that included amounts for interest on the Convertible Debentures that were not paid out in cash, $237,213 was interest accrued on debt and interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

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

Liquidity and Capital Resources:

Since inception to December 31, 2014, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of December 31, 2014, our assets totaled $481,964, which consisted primarily of land and water rights, and related equipment. Our total liabilities were $2,699,839 which primarily consisted of related parties’ notes payable of $1,292,763, accounts payable and accrued expenses of 1,128,492, and promissory notes of $278,584. We had an accumulated deficit of $46,774,400 and a working capital deficit of $1,076,474 at December 31, 2014.

For the year ended December 31, 2014, the convertible note holders have converted $354,344 in principal and $9,150 in accrued interest on the Convertible notes. An additional $227,500 was assigned to the convertible notes.  The conversion rate of the notes is discussed in Note 9 to the consolidated financial statements.

For the year ended December 31, 2014, the company issued additional $115,000 in promissory notes to a non–related party. The promissory notes are due on June 30, 2016. Interest expense on the promissory notes accrues at a rate of 10% per annum. Interest accrued on the notes for the year ended December 31, 2014 was $40,636. At December 31, 2014 the balance on the promissory notes was $265,000, representing promissory notes owed to an individual debt holder.

As of December 31, 2014, Pacific Gold owes $227,500 in principal ($1,165,000, net of $937,500 in discount) and $62,164 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note was due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.001 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the year ended December 31, 2014, the company received $58,230 in additional proceeds and have paid $318,730 towards the balance.

As of December 31, 2014, Pacific Gold owes a total of $952,000 in principal and $51,099 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the year ended December 31, 2014, the company received $246,835 in additional proceeds and have sold $90,000 of the notes to a third party investor.

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

N/A

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Gold Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

January 25, 2016

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 331-5465
Fax (248) 281-0940
20750 Civic Center Drive, Suite 418
Southfield, MI 48076

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Gold Corp.

Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gold Corp., as of December 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

March 28, 2014

Pacific Gold Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$52,018	$2,020
Prepaid Expenses	-	4,709
Amounts Receivable for Assets Sale	-	-
Total Current Assets	52,018	6,729
Mineral Rights, Plant and Equipment
Mineral rights, net	-	544,715
Plant and Equipment, net	128,338	234,710
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	232,008	883,095
Intangibles
Total Intangibles, net	-	8,417
Other Assets:
Amounts Receivable for Assets Sale	-	830,233
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	1,028,171
TOTAL ASSETS	$481,964	$1,926,412
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$890,240	$899,849
Accrued Expenses	238,252	333,281
Accrued Interest - Convertible Note	-	13,023
Convertible Notes, Net	-	86,782
Derivative Liability	-	350,832
Accrued Interest - Promissory Notes, short - term portion	-	36,888
Promissory Notes, short - term portion	-	223,500
Accrued Interest - Related Party Notes Payable	-	293,082
Related Party Notes Payable	-	2,098,680
Total Current Liabilities	1,128,492	4,335,917
Long Term Liabilities:
Accrued Interest - Promissory Notes	13,584	-
Promissory Notes, long - term portion	265,000	-
Accrued Interest - Related Party Notes Payable	113,263	-
Related Party Notes Payable - long - term portion, net	1,179,500	-
Total Liabilities	2,699,839	4,335,917
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 300,000 shares outstanding at December 31, 2014 and, 2013	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized, 3,644,909,409 and 145,844,832 shares issued and outstanding at December 31, 2014 and, 2013, respectively	-	-
Additional Paid-in Capital	44,556,225	42,174,767
Non - Controlling Interests	-	(12,816)
Accumulated Deficit	(46,774,400)	(44,571,756)
Total Stockholders' Deficit	(2,217,875)	(2,409,505)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$481,964	$1,926,412

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2014	2013
Revenue:
Total Revenue	$-	$-
Production Costs
Production Costs	-	-
Depreciation	106,173	145,684
Gross Margin	(106,173)	(145,684)
Operating Expenses:
General and Administrative	677,122	815,021
Inventory Write Down	-	-
Total Operating Expenses	677,122	815,021
Loss from Operations	(783,295)	(960,705)
Other Income (Expenses)
Gain on Extinguishment of Debt	254,625	200,571
Gain on Sale of Assets	135,312	940,879
Change in Fair Value of Derivative Liability	72,841	720,241
Sub Lease Rents	40,000	-
Imputed Interest Income	19,767	39,535
Foreign Exchange Gain (Loss)	3,925	2,855
Other Income	-	4,016
Gain (Loss) on Sale of Equipment	-	(11,283)
Bad Debt Expense	(250,000)	-
Interest Expense	(499,687)	(742,749)
Impairment Loss	(583,870)	-
Amortization of Debt Discount	(612,262)	(667,365)
Total Other Income (Expenses)	(1,419,349)	486,700
Net Loss Before Non-Controlling Interests	(2,202,644)	(474,005)
Less: Loss Attributable to Non - Controlling Interests	-	(10,583)
Net Loss	(2,202,644)	(463,422)
Basic and Diluted Loss per Share	$(0.01126)	$(0.017)
Weighted Average Shares Outstanding:
Basic and Diluted	195,632,378	27,691,693

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Stockholders' Equity

For the Years ended December 31, 2014 and 2013

	Common Stock		Preferred Shares		Additional paid in	Non – Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Total
Balance at January 1, 2013	1,206,426	$-	-	$-	$30,201,102	$(2,233)	$(43,808,334)	$(13,609,465)

Conversions of Notes Payable	144,616,858	-	300,000	300	11,673,445	-	-	11,673,745
Deemed Dividend	-	-	-	-	300,000		(300,000)	-
Shares Issued for Rounding Adjustments	3,214	-	-	-	-	-	-	-
Shares Issued for Debt Settlement	18,334	-	-	-	220	-	-	220
Net Loss	-	-	-	-	-	(10,583)	(463,422)	(474,005)
Balance at December 31, 2013	145,844,832	$-	300,000	$300	$42,174,767	$(12,816)	$(44,571,756)	$(2,409,505)

Conversions of Notes Payable	3,499,064,577	-	-	-	2,381,458	-	-	2,381,458
Reduction in Investment in Subsidiary	-	-	-	-	-	12,816		12,816
Net Loss	-	-	-	-	-		(2,202,644)	(2,202,644)
Balance at December 31, 2014	3,644,909,409	$-	300,000	$300	$44,556,225	$-	$(46,774,400)	$(2,217,875)

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,202,644)	$(463,422)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	106,173	145,684
Loss Attributable to Non - Controlling Interests	-	(10,583)
Imputed Interest Income	(3,925)	(39,535)
Bad Debt Expense	250,000	-
Non-cash Portion of Interest on Convertible Debt	262,474	471,334
Asset Impairment Loss	583,870	75,000
(Gain) Loss on Sales of Assets	(5,394)	(929,596)
(Gain) on Disposal of Subsidiary	(101,774)	-
(Gain) Loss on Extinguishment of Debt	(254,625)	(200,571)
Amortization of Debt Discount	(72,841)	667,365
Change in Fair Value of Derivative Liability	612,262	(720,241)
Changes in:
Prepaid Expenses	4,709	5,069
Accounts Payable	1,144	38,628
Accrued Expenses	(95,029)	68,924
Accrued Interest	234,101	268,081
NET CASH( USED IN) OPERATING ACTIVITIES	(681,499)	(623,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	(87,570)	(94,371)
Proceeds from Sale of Subsidiary	126,000	-
Proceeds from Sale of Assets	606,432	355,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	644,862	260,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(318,730)	(23,600)
Proceeds from Related Party Notes Payable	305,065	350,000
Proceeds from Promissory Notes	132,500	108,500
Payment on Convertible Notes	(32,200)	(81,847)
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,635	353,053

NET CHANGE IN CASH AND CASH EQUIVALENTS	49,998	(10,178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,020	12,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,018	$2,020
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Beneficial Conversion Feature	$1,250,000	-
Change in and accelerated amortization of derivative liability on conversions	$702,239	$10,278,927
Accrued Interest added to Note Principal	$433,484	$-
Conversion of Notes Payable into Common Stock	$420,070	$1,046,256
Assignment of Portion of Promissory Note to Convertible Note	$137,500	$110,000
Assignment of Portion of Related Party Notes to Convertible Note	$90,000	$295,000
Conversion of Accrued Interest into Common Stock	$9,150	$48,562
Conversion of Related Party Notes into Preferred Shares	$-	300,000
Amounts Receivable for Assets Sale	$-	$790,698
Deemed Dividend related to Conversion of Debt to Preferred Shares	$-	$300,000

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold, vanadium, uranium, and tungsten mineral deposits. Through its subsidiaries, Pacific Gold currently owns mining claims, property and leases in Nevada.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp., its wholly-owned subsidiaries, Nevada Rae Gold, Inc., and Fernley Gold, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2014, and 2013, cash includes cash on hand and cash in the bank.

Revenue Recognition

Pacific Gold recognizes revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2014 and December 31, 2013, allowance for bad debt was $250,000, and $0, respectively.

Inventories

Inventories are stated at the lower of average cost or net realizable value.  Costs included are limited to those directly related to mining. There were no inventories as of December 31, 2014 or December 31, 2013.

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

For the year ended December 31, 2014 the company has recorded $583,870 in impairment loss as a result of subsequent events of sale of assets and mining claims lease expiry as discussed in note 15.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended September 30, 2014 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2014, and December 31, 2013 the Company had 25,388,473,000 and 1,405,382,164, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company expenses advertising costs as incurred. The Company incurred costs of $1,578 and $14,513 for the years ended December 31, 2014 and 2013, respectively.

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

Stock based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the years ended December 31, 2014 or 2013.

Recently issued accounting pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – LOAN RECEIVABLE

As part of the asset sale agreement of Pilot Mountain mineral rights, Pilot Metals, Inc. (“the purchaser”) agreed to pay the sum of $850,000 on or before March 31, 2014. In the event that the purchaser did not pay the sum of $850,000 on or before March 31, 2014, the escrow holder was to record the Special Warranty deed with the mineral county recorder. The sum of $850,000 includes imputed interest at a rate of 10% per annum. On February 18, 2014, the company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. (See Note 3). As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the company received $200,000 on February 18, 2014 and received $400,000 on March 31, 2014 with $1,500,000 to be received on the commencement of commercial mining. All payments received are subject to a 15% royalty to be paid to Platoro West.

NOTE 3 – MINERAL RIGHTS

Mineral rights at December 31, 2014 and, 2013 consisted of the following:

MINERAL RIGHTS	December 31, 2014	December 31, 2013
Nevada Rae Gold – Morris Land	$-	$337,529
Accumulated Depletion	-	(381)
Undeveloped mineral rights	-	-
Fernley Gold – Lower Olinghouse	-	165,352
Pacific Metals – Graysill Claims	-	42,215
	$-	$544,715

Option and Asset Sale Agreements

Pilot Mountain Resources Inc.

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

Pacific Metals Corp.

On December 11, 2014 the company sold 15,110,823 shares of Pacific Metals Corp. (“PACM”) in a private transaction. As part of the sale, PACM mining claims of $48,415 were sold.

NOTE 4 – PLANT AND EQUIPMENT

During the year ended December 31, 2014 the company disposed of equipment for total proceeds of $6,432, and have recorded a gain of $5,394 from the sale.

During the year ended December 31, 2014 the company has written off $49,480 of obsolete equipment.

Plant and equipment at December 31, 2014 and December 31, 2013, consisted of the following:

PLANT AND EQUIPMENT	December 31, 2014	December 31, 2013
Building	$720,355	$720,355
Accumulated Depreciation	(701,596)	(662,184)
Equipment	917,038	983,622
Accumulated Depreciation	(807,459)	(807,083)
	$128,338	$234,710

Depreciation expense was $106,173 and $145,684, for the years ended December 31, 2014 and 2013 respectively.

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2014, the company held mining claims database through its previously owned subsidiary, PACM for the amount of $12,500. As part of the sale of shares of PACM the company no longer holds ownership of the mining claims database.

NOTE 6 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of December 31, 2014, Pacific Gold owes $1,165,000 in principal and $62,164 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the year ended December 31, 2014, the company received $58,230 in additional proceeds and have paid $318,730 towards the balance. The note is presented net of $937,500 in discount.

As of December 31, 2014, Pacific Gold owes a total of $952,000 in principal and $51,099 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the year ended December 31, 2014, the company received $246,835 in additional proceeds and have sold $355,000 of the notes to a third party investor.

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

During the year ended December 31, 2014, the Company received total additional proceeds of $115,000 from a non – affiliate. The notes accrue interest at a rate of 10% per annum and are due June 30, 2016.

A summary of the notes is as follows:

Balance at January 1, 2013	$240,000
Proceeds Received	108,500
Interest Accrued thru December 31, 2013	21,888
Payments thru December 31, 2013	-
Conversions thru December 31, 2013	-
Assignment of Promissory Note to Convertible Note thru December 31, 2013	(110,000)
Balance at December 31, 2013	$260,388
Proceeds Received	115,000
Interest Accrued thru December 31, 2014	40,696
Payments thru December 31, 2014	-
Conversions thru December 31, 2014	-
Assignment of Promissory Note to Convertible Note thru December 31, 2014	(137,500)
Balance at December 31, 2014	$278,584

NOTE 7 – FINANCING

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

During the year ended December 31, 2014, the company agreed to the assignment of an additional $100,000 in principal of outstanding promissory note to a third party under the same terms as discussed above.

A summary of the carrying value of the notes outstanding for the years ended December 31, 2014 and 2013 is as follows:

Series A Notes	Note F	Note G	Note H	Note I	Total
Issuance Date	May-08-12	July-18-12	April-12-13	March-07-14
Carrying Value:
Face Value at January 1, 2013	$280,000	$18,000	$-	$-	$298,000
Unamortized Discount at January 1, 2013	(116,667)	(9,750)	-	-	(126,417)
Proceeds thru December 31, 2013	-	-	-	-	-
Convertible note assigned thru December 31, 2013	-	-	175,000	-	175,000
Discount recorded on note thru December 31, 2013	-	-	(175,000)	-	(175,000)
Discount amortization thru December 31, 2013	116,667	9,750	174,579	-	300,996
Conversions to shares thru December 31, 2013	(280,000)	(18,000)	(149,500)	-	(447,500)
Payments thru December 31, 2013	-	-	-	-	-
Face Value at December 31, 2013	-	-	25,500	-	25,500
Unamortized Discount at December 31, 2013	-	-	(421)	-	(421)
Carrying value at December 31, 2013	$-	$-	$25,079	$-	$25,079
Proceeds thru September 30, 2014	-	-	-	-	-
Convertible note assigned thru December 31, 2014	-	-	-	100,000	100,000
Discount recorded on note thru December 31, 2014	-	-	-	(100,000)	(100,000)
Discount amortization thru December 31, 2014	-	-	421	100,000	100,421
Conversions to shares thru December 31, 2014	-	-	(25,500)	(100,000)	(125,500)
Payments thru December 31, 2014	-	-	-	-	-
Face Value at December 31, 2014	-	-	-	-	-
Unamortized Discount at December 31, 2014	-	-	-	-	-
Carrying value at December 31, 2014	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	39,161	918	-	-	40,079
Interest accrued thru December 31, 2013	4,390	573	6,546	-	11,509
Conversions to shares thru December 31, 2013	(43,551)	(1,491)	-	-	(45,042)
Payments thru December 31, 2013	-	-	-	-	-
Accrued Interest Balance at December 31, 2013	$-	$-	$6,546	$-	$6,546
Interest accrued thru December 31, 2014	-	-	424	2,115	2,539
Conversions to shares thru December 31, 2014	-	-	(6,970)	(2,115)	(9,085)
Payments thru December 31, 2014	-	-	-	-	-
Accrued Interest Balance at December 31, 2014	$-	$-	$-	$-	$-

Series A Notes (continued)	Note F	Note G	Note H	Note I	Total
Issuance Date	May-08-12	July-18-12	April-12-13	March-07-14
Derivative Liability:
Derivative Liability at January 1, 2013	9,927,273	638,182	-	-	10,565,455
Derivative Liability added	-	-	254,545	-	254,545
Accelerated amortization on conversions and payments	(9,722,614)	(32,727)	(238,646)	-	(9,993,987)
Change in fair value of derivative liability thru December 31, 2013	(204,659)	(605,455)	42,055	-	(768,059)
Derivative Liability at December 31, 2013	$-	$-	$57,954	$-	$57,954
Derivative Liability added	-	-	-	165,575	165,575
Accelerated amortization on conversions and payments	-	-	(44,702)	(164,959)	(209,661)
Change in fair value of derivative liability thru December 31, 2014	-	-	(13,252)	(616)	(13,868)
Derivative Liability at December 31, 2014	$-	$-	$-	$-	$-

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

On February 5, 2013, and March 19, 2013 a holder of $110,000 in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications the notes had a conversion rate of 47% discount to the market price calculated as the average of the lowest three (3) trading prices for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. As of December 31, 2014 the investor has converted $77,800 of debt obligations into 69,623,819 shares of common stock of the Company. As of December 31, 2014 the remaining balance of the note issued on March 19, 2013, “Note L” of $32,200 was paid.

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

A summary of the carrying value of the notes outstanding for the years ended December 31, 2014 and 2013 is as follows:

Series B Notes	Note A	Note C	Note E	Note F	Note I
Issuance Date	July-27-12	August-29-12	September-10-12	November-02-12	December-05-12
Carrying Value:
Face Value at January 1, 2013	$53,000	$35,000	$78,500	$37,500	$40,000
Unamortized Discount at January 1, 2013	-	-	-	-	(40,000)
Proceeds thru December 31, 2013	-	-	-		-
Convertible note assigned thru December 31, 2013	-	-	-		-
Discount recorded on note thru December 31, 2013	(53,000)	(18,286)	(41,432)	(27,709)	-
Discount amortization thru December 31, 2013	53,000	18,286	41,432	27,709	40,000
Conversions to shares thru December 31, 2013	(53,000)	(35,000)	(74,300)	-	(40,000)
Payments thru December 31, 2013	-	-	(4,200)	(37,500)	-
Face Value at December 31, 2013	-	-	-	-	-
Unamortized Discount at December 31, 2013	-	-	-	-	-
Carrying value at December 31, 2013	$-	$-	$-	$-	$-

Series B Notes (continued)	Note A	Note C	Note E	Note F	Note I
Issuance Date	July-27-12	August-29-12	September-10-12	November-02-12	December-05-12
Proceeds thru December 31, 2014			-	-	-
Convertible note assigned thru December 31, 2014	-	-	-	-	-
Discount recorded on note thru December 31, 2014	-	-	-	-	-
Discount amortization thru December 31, 2014	-	-	-	-	-
Conversions to shares thru December 31, 2014	-	-	-	-	-
Payments thru December 31, 2014	-	-	-	-	-
Face Value at December 31, 2014	-	-	-	-	-
Unamortized Discount at December 31, 2014	-	-	-	-	-
Carrying value at December 31, 2014	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	1,767	933	2,093	500	-
Interest accrued thru December 31, 2013	353	467	707	2,212	-
Conversions to shares thru December 31, 2013	(2,120)	(1,400)	-	-	-
Payments thru December 31, 2013	-	-	(2,800)	(2,712)	-
Accrued Interest Balance at December 31, 2013	$-	$-	$-	$-	$-
Interest accrued thru December 31, 2014	-	-	-	-	-
Conversions to shares thru December 31, 2014	-	-	-	-	-
Payments thru December 31, 2014	-	-	-	-	-
Accrued Interest Balance at December 31, 2014	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	-	40,000
Derivative Liability added	164,483	18,286	41,432	27,709	-
Accelerated amortization on conversions and payments	(164,483)	(18,286)	(93,787)	(64,655)	(40,000)
Change in fair value of derivative liability thru December 31, 2013	-	-	52,355	36,946	-
Derivative Liability at December 31, 2013	$-	$-	$-	$-	$-
Derivative Liability added	-	-	-	-	-
Accelerated amortization on conversions and payments	-	-	-	-	-
Change in fair value of derivative liability thru December 31, 2014	-	-	-	-	-
Derivative Liability at December 31, 2014	$-	$-	$-	$-	$-

Series B Notes (Continued)	Note J	Note K	Note L	Total
Issuance Date	December-11-12	February-05-13	March-19-13
Carrying Value:
Face Value at January 1, 2013	$32,500	$-	$-	$276,500
Unamortized Discount at January 1, 2013	-	-	-	(40,000)
Proceeds thru December 31, 2013	-	-	-	-
Convertible note assigned thru December 31, 2013	-	60,000	50,000	110,000
Discount recorded on note thru December 31, 2013	(32,500)	(60,000)	(45,283)	(278,210)
Discount amortization thru December 31, 2013	32,500	60,000	45,283	318,210
Conversions to shares thru December 31, 2013	-	(60,000)	(7,800)	(270,100)
Payments thru December 31, 2013	(32,500)	-	-	(74,200)
Face Value at December 31, 2013	-	-	42,200	42,200
Unamortized Discount at December 31, 2013	-	-	-	-
Carrying value at December 31, 2013	$-	$-	$42,200	$42,200
Proceeds thru December 31, 2014	-	-	-	-
Convertible note assigned thru December 31, 2014	-	-	-	-
Discount recorded on note thru December 31, 2014	-	-	-	-
Discount amortization thru December 31, 2014	-	-	-	-
Conversions to shares thru December 31, 2014	-	-	(10,000)	(10,000)
Payments thru December 31, 2014	-	-	(32,200)	(32,200)
Face Value at December 31, 2014	-	-	-	-
Unamortized Discount at December 31, 2014	-	-	-	-
Carrying value at December 31, 2014	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	217	-	-	5,510
Interest accrued thru December 31, 2013	1,917	-	3,657	9,313
Conversions to shares thru December 31, 2013	-	-	-	(3,520)
Payments thru December 31, 2013	(2,134)	-	-	(7,646)
Accrued Interest Balance at December 31, 2013	$-	$-	$3,657	$3,657

Series B Notes (Continued)	Note J	Note K	Note L	Total
Issuance Date	December-11-12	February-05-13	March-19-13
Interest accrued thru December 31, 2014	-	-	934	934
Conversions to shares thru December 31, 2014	-	-	-	-
Payments thru December 31, 2014	-	-	(4,592)	(4,592)
Accrued Interest Balance at December 31, 2014	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	40,000
Derivative Liability added	56,034	254,717	45,283	607,944
Accelerated amortization on conversions and payments	-	(237,736)		(618,947)
Change in fair value of derivative liability thru December 31, 2013	(56,034)	(16,981)	34,340	50,626
Derivative Liability at December 31, 2013	$-	$-	$79,623	$79,623
Derivative Liability added	-	-	-	-
Accelerated amortization on conversions and payments	-	-	(37,099)	(37,099)
Change in fair value of derivative liability thru December 31, 2014	-	-	(42,524)	(42,524)
Derivative Liability at December 31, 2014	$-	$-	$-	$-

Convertible Notes Series C:

On September 25, 2013 and October 2, 2013 a holder of $80,000 and $40,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 45% discount to the market price calculated as the average of the lowest three (3) market prices (VWAP) for the common stock during the twenty trading day period ending the latest complete trading day prior to conversion date. Both convertible notes have been fully converted into shares at December 31, 2014.

On May 12, 2014 and June 25, 2014 a holder of $60,000 and $30,000, respectively, in principal amount of debt issued by Pacific Gold Corp. transferred these obligations to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 50% discount to the market price calculated as the lowest VWAP for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. Both convertible notes have been fully converted into shares at December 31, 2014.

On August 20, 2014 a holder of  $20,000, in principal amount of debt issued by Pacific Gold Corp. transferred the obligation to a third party. In connection with the transfer, the Company agreed to modify the rate of conversion of principal and interest into shares of common stock to a formula based on the market value of a share of common stock, from time to time. As a result of the modifications, the notes had a conversion rate of 50% discount to the market price calculated as the lowest VWAP for the common stock during the ten trading day period ending the latest complete trading day prior to conversion date. The convertible note has been fully converted into shares at December 31, 2014.

A summary of the carrying value of the notes is as follows:

Series C Notes	Note A	Note B	Note C	Note D	Note E	Total
Issuance Date	September-25-13	October-02-13	May-12-14	June-25-14	August-20-14
Carrying Value:
Face Value at January 1, 2013	$-	$-	$-	$-	$-	$-
Unamortized Discount at January 1, 2013	-	-	-	-	-	-
Proceeds thru December 31, 2013	-	-	-	-	-	-
Convertible note assigned thru December 31, 2013	80,000	40,000	-	-	-	120,000
Discount recorded on note thru December 31, 2013	(80,000)	(40,000)	-	-	-	(120,000)
Discount amortization thru December 31, 2013	41,492	6,667	-	-	-	48,159
Conversions to shares thru December 31, 2013	(28,656)	-	-	-	-	(28,656)
Payments thru December 31, 2013	-	-	-	-	-	-
Face Value at December 31, 2013	51,344	40,000	-	-	-	91,344
Unamortized Discount at December 31, 2013	(38,508)	(33,333)	-	-	-	(71,841)
Carrying value at December 31, 2013	$12,836	$6,667	$-	$-	$-	$19,503

Series C Notes (continued)	Note A	Note B	Note C	Note D	Note E	Total
Issuance Date	September-25-13	October-02-13	May-12-14	June-25-14	August-20-14
Proceeds thru December 31, 2014	-	-	-	-	-	-
Convertible note assigned thru December 31, 2014	-	-	60,000	30,000	20,000	110,000
Discount recorded on note thru December 31, 2014	-	-	(60,000)	(30,000)	(20,000)	(110,000)
Discount amortization thru December 31, 2014	38,508	33,333	60,000	30,000	20,000	181,841
Conversions to shares thru December 31, 2014	(51,344)	(40,000)	(60,000)	(30,000)	(20,000)	(201,344)
Payments thru December 31, 2014	-		-	-	-	-
Face Value at December 31, 2014	-	-	-	-	-	-
Unamortized Discount at December 31, 2014	-	-	-	-	-	-
Carrying value at December 31, 2014	$-	$-	$-	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	-	-	-	-	-	-
Interest accrued thru December 31, 2013	1,834	986	-	-	-	2,820
Conversions to shares thru December 31, 2013	-	-	-	-	-	-
Payments thru December 31, 2013	-	-	-	-	-	-
Accrued Interest Balance at December 31, 2013	$1,834	$986	$-	$-	$-	$2,820
Interest accrued thru December 31, 2014	(1,834)	(920)	-	-	-	(2,754)
Conversions to shares thru December 31, 2014	-	(66)	-	-	-	(66)
Payments thru December 31, 2014	-	-	-	-	-	-
Accrued Interest Balance at December 31, 2014	$-	$-	$-	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-	-	-	-
Derivative Liability added	88,496	93,559	-	-	-	182,055
Accelerated amortization on conversions and payments	(33,582)	-	-	-	-	(33,582)
Change in fair value of derivative liability thru December 31, 2013	64,956	(174)	-	-	-	64,782
Derivative Liability at December 31, 2013	$119,870	$93,385	$-	$-	$-	$213,255
Derivative Liability added	-	-	134,053	51,534	73,086	258,673
Accelerated amortization on conversions and payments	(104,946)	(72,882)	(181,650)	(59,811)	(73,086)	(492,375)
Change in fair value of derivative liability thru December 31, 2014	(14,924)	(20,503)	47,597	8,277	-	20,447
Derivative Liability at December 31, 2014	$-	$-	$-	$-	$-	$-

Series C Notes (continued)	Note E	Note f	Total
Issuance Date	August-20-14	October-16-14
Carrying Value:
Face Value at January 1, 2013	$-	$-	$-
Unamortized Discount at January 1, 2013	-	-	-
Proceeds thru December 31, 2013	-	-	-
Convertible note assigned thru December 31, 2013	-	-	120,000
Discount recorded on note thru December 31, 2013	-	-	(120,000)
Discount amortization thru December 31, 2013	-	-	48,159
Conversions to shares thru December 31, 2013	-	-	(28,656)
Payments thru December 31, 2013	-	-	-
Face Value at December 31, 2013	-	-	91,344
Unamortized Discount at December 31, 2013	-	-	(71,841)
Carrying value at December 31, 2013	$-	$-	$19,503
Proceeds thru December 31, 2014	-	-	-
Convertible note assigned thru December 31, 2014	20,000	17,500	127,500
Discount recorded on note thru December 31, 2014	(20,000)	(17,500)	(127,500)
Discount amortization thru December 31, 2014	20,000	17,500	199,341
Conversions to shares thru December 31, 2014	(20,000)	(17,500)	(218,844)
Payments thru December 31, 2014	-	-	-
Face Value at December 31, 2014	-	-	-
Unamortized Discount at December 31, 2014	-	-	-
Carrying value at December 31, 2014	$-	$-	$-
Accrued Interest:
Accrued Interest at January 1, 2013	-	-	-
Interest accrued thru December 31, 2013	-	-	2,820
Conversions to shares thru December 31, 2013	-	-	-
Payments thru December 31, 2013	-	-	-
Accrued Interest Balance at December 31, 2013	$-	$-	$2,820

Series C Notes (continued)	Note E	Note f	Total
Issuance Date	August-20-14	October-16-14
Interest accrued thru December 31, 2014	-	-	(2,754)
Conversions to shares thru December 31, 2014	-	-	(66)
Payments thru December 31, 2014	-	-	-
Accrued Interest Balance at December 31, 2014	$-	$-	$-
Derivative Liability:
Derivative Liability at January 1, 2013	-	-	-
Derivative Liability added	-	-	182,055
Accelerated amortization on conversions and payments	-	-	(33,582)
Change in fair value of derivative liability thru December 31, 2013	-	-	64,782
Derivative Liability at December 31, 2013	$-	$-	$213,255
Derivative Liability added	73,086	65,726	324,399
Accelerated amortization on conversions and payments	(73,086)	(65,726)	(558,101)
Change in fair value of derivative liability thru December 31, 2014	-	-	20,447
Derivative Liability at December 31, 2014	$-	$-	$-

NOTE 8 – INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2014 and 2013, Pacific Gold incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $13,011,275 at December 31, 2014, and will expire in the years 2029 through 2034.

Net operating loss carry forwards expire according to the following:

Year of NOL	NOL	Expires
2014	2,202,644	2034
2013	399,793	2033
2012	6,477,108	2032
2011	1,494,150	2031
2010	949,914	2030
2009	1,487,666	2029
Total	$13,011,275

At December 31, 2014, and 2013 deferred taxes (34%) consisted of the following:

		2014	2013
	Current	Noncurrent	Noncurrent
Deferred tax assets
Net operating losses	$-	$4,423,833	$3,696,568
Valuation allowance	-	(4,423,833)	(3,696,568)
Net deferred tax asset	$-	$-	-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has changed by $727,265 from December 31, 2013.

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2014 follows:

Expected Provision based on 2014 NOL (based on 34% statutory tax rate)	$(748,899)
Difference between 2013 NOL estimate and actual	21,634
Increase/(decrease) in valuation allowance	727,265
Total actual provision	$—

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014, and 2013, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2014 and 2013, respectively.

NOTE 9 – COMMON AND PREFERRED STOCK

For the year ended December 31, 2014, 3,499,064,577 common shares were issued for $354,344 in principal and $9,084 in interest on the convertible notes as discussed in Note 9 above.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2014:

Year ended	Total
December 31, 2015	$50,000
December 31, 2016	50,000
December 31, 2017	50,000
December 31, 2018	50,000
December 31, 2019	50,000
Total	$250,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the years ended December 31, 2014 and 2013 was $4,884.

NOTE 11 – MAJOR CUSTOMERS

For the years ended December 31, 2014 and in 2013, there were no gold sales. In prior years, all gold sales were made to two refineries.  Many refineries are available with similar pricing and the refineries were chosen for convenience.

Revenue is derived primarily from the sale of only one product – gold.  Should the market for gold become unavailable and or the value of gold becomes significantly decreased, the Company could experience severe negative impact.

NOTE 12 – SALE OF SUBSIDIARY

On December 12, 2014 the Company sold 15,110,823 shares of Pacific Metals Corp. for $136,000 in a private transaction.

Sale of Pacific Metals
Details of Consideration Received

Cash	$171,000
Commissions	45,000
Total	$216,000

Consideration applied

Consideration Received	$216,000
Less: Investment in Pacific Metals Corp.	(41,184)
Less: Selling Costs for commissions paid	(45,000)
Gain from Sale of Pacific Metals Corp.	$129,816

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

NOTE 14 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, the Company had an accumulated deficit of $46,774,400, negative working capital of $1,076,474, and negative cash flows from the year ended December 31, 2014 of $681,499, raising substantial doubt about its ability to continue as a going concern. During the year ended December 31, 2014, the Company financed its operations through the sale of securities sale of mining claims, and issuance of debt.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to year end, the related party debenture holder converted $62,500 in interest into 625,000,000 shares of common stock.

On July 15, 2015 the Company sold all of its interest in Nevada Rae Gold, Inc. and the Black Rock Canyon Mine for the following consideration: $300,000, which was all used to satisfy some of the immediate accounts payable of Nevada Rae Gold, Inc.; $100,000 due to the Company on July 15, 2016; and a royalty of 4% on all Nevada Rae Gold, Inc. gold sales up to a maximum total royalty payments of $720,000. The royalty payments can be bought out by the purchaser for $500,000 any time prior to July 15, 2016. All of the payments are subject to a 10% finder’s fee which has not yet been paid.

On August 26, 2015 the Company let lapse all of its mining rights to the Butcher Boy claims that it leased under a lease agreement held through Fernley Gold. These claims reverted to the claim holders, and the Company will write off the value of the leased interests in its financial statements.

On August 31, 2015 the Company acquired the Graysill Mining claims for no consideration, but assumed the annual claims registration fees. These claims had been previously owned by its subsidiary company, Pacific Metals Corp.

The company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

(d) Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

None.

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

NAME	AGE	POSITIONS

Robert Landau	44	Chief Executive Officer, Chief Financial Officer, President and Chairman

Mr. Robert Landau has been the President, Chief Executive Officer Chief Financial Officer and Chairman of the Board of  Pacific Gold Corp. since April 2005. Mr. Landau also works as a consultant advising other non-mining companies on mergers and acquisitions. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto. Mr. Landau is responsible for the strategic direction of the Company

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, and criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed on Edgar, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation earned by our officers and directors for the fiscal years ended December 31, 2014 and 2013.

Name	Year	Salary	All Other Compensation	Total

Rob Landau	2014	$48,000	$0	$48,000
	2013[1]	$48,000	$0	$48,000

Mitchell Geisler	2014	$48,000	$0	$48,000
	2013	$48,000	$0	$48,000

______________

1. Compensation for Robert Landau’s services as CEO is paid to Jabi Inc. a company that Mr. Landau controls.

Annual compensation is as follows:

	2014	2013	2012
Robert Landau	$48,000	$48,000	$84,000
Mitchell Geisler	$48,000	$48,000	$84,000

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

Other Compensation Arrangements

On June 20, 2007 the company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  At December 31, 2014 we have issued 6,598 shares under the 2007 Plan.

On December 28, 2005 the company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 834 common shares under this plan during 2008, 1982 during 2007, and 846 common shares under this plan during 2006.  At December 31, 2014 we have issued 3,662 shares under the 2006 Plan.

On September 11, 2013 the company received consents from a majority of the shares entitled to vote, approving the 2013 Equity Performance Plan which provides the issuance of common stock awards of up to 50,000,000 shares in aggregate. Upon approval of the 2013 plan both the 2006 Plan and the 2007 Plan were terminated and no additional grants were to be made under those plans. As of December 31, 2014 no shares have been issued.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2016, the name and shareholdings of each person who owns of record, or was known by us to own beneficially*, 5% or more of the 3,644,909,409 shares of the common stock currently issued and outstanding as of April 23, 2015; the name and shareholdings, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert Landau (1)(2)	729,264,987	20%
Asher Enterprises, Inc.(3)	76,332,902	2.09%
Magna Group, LLC(3)	1,006,703,532	9.9%
Iconic Holdings, LLC(3)	2,561,188,690	9.9%
All executive officers and directors as a group (two persons)	729,264,987	20%

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

±

Represents less than 1%

(1)

The person’s business address is c/o Pacific Gold Corp., 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7.

(2)

Includes 104,202 shares of common stock owned by Jabi Inc., 25,000,000 shares issuable upon the conversion of convertible preferred shares held by Jabi Inc. and 28,712 shares issuable upon the conversion of convertible notes held by Jabi Inc.  Mr. Landau is the sole shareholder and director of Jabi Inc. and exercises voting and dispositive power over the shares of common stock beneficially owned by Jabi Inc.

(3)

subject to a holding limit of 9.9%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2014, Pacific Gold owes $1,165,000 in principal and $62,164 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. On June 10, 2013 the Company issued 300,000 of Series A preferred shares on conversion of $300,000 of the note principal. For the year ended December 31, 2014, the company received $58,230 in additional proceeds and have paid $318,730 towards the balance. The note is presented net of $937,500 in discount.

As of December 31, 2014, Pacific Gold owes a total of $952,000 in principal and $51,099 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016. For the year ended December 31, 2014, the company received $246,835 in additional proceeds and have sold $355,000 of the notes to a third party investor.

Compensation for Robert Landau’s services as CEO is Paid to Jabi Inc. a Company that Mr. Landau controls.

The CEO has provided office space to the company without charge. There is no obligation for this arrangement to continue. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $2,800 for the fiscal year ended December 31, 2014 to Silberstein Ungar, LLC.

The company paid audit and financial statement review fees totaling 22,100 to KLJ & Associates, LLP.

The Company paid audit and financial statement review fees totaling $26,600 for the fiscal year ended December 31, 2013 to Silberstein Ungar, PLLC.

Tax Fees

The Company paid tax fees totaling $1,200 for the fiscal year ended December 31, 2013 to KLJ & Associates, LLC.

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

3.5

Bylaws of Pacific Gold Corp. (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 3.03).

3.6

Amendment of Pacific Gold Corp, Articles of Incorporation for change in authorized common stock and stock consolidation dated October 21, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 18, 2013)

3.7

Results from the Annual Shareholders Meeting of Pacific Gold Corp and the approval of stock consolidation and 2013 Performance Equity Plan dated September 11, 2013 (incorporated by reference to registrant’s Form 8-K filed on September 11, 2013)

3.8

Certificate of Designation for Preferred Share issuance for Pacific Gold Corp dated June 7, 2013 (incorporated by reference to registrant’s Form 8-K filed on June 10, 2013)

3.9

Articles of Merger for Pilot Mountain Resources, Inc. and Pacific Gold Corp dated September 30, 2013 (incorporated by reference to registrant’s Form 10-K filed on April 4, 2014)

4.1

Form of Common Stock Certificate (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 4.1).

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

4.7

Note Issued to Magna Group, LLC on April 12, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.7)

4.8

Convertible Promissory Notes issued to Richard Jagodnik on April 26, 2012 and March 25, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.8)

4.10

Convertible Promissory Notes issued to Richard Jagodnik and subsequently transferred to Asher Enterprises, Inc. on February 5, 2013 and March 19, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.10)

4.11

Convertible Promissory Notes issued to Al Landau and subsequently transferred to Iconic Holdings, LLC on September 25, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 2, 2013)

4.12

Convertible Promissory Notes issued to Al Landau and subsequently transferred to Iconic Holdings, LLC on October 2, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 9, 2013)

4.13

Convertible Promissory Note issued to Al Landau on October 4, 2013 (incorporated by reference to registrant’s Form 10-K filed on April 4, 2014)

10.1

PMR Agreement with Pilot Metals Inc. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.1)

10.2

Nevada Rea Gold, Inc. Lease Agreement regarding Bullion Monarch, dated October 1, 2003. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.2)

10.3

Nevada Rae Gold, Inc. Lease Agreement regarding B&B Claims, dated June 1, 2011. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.3)

10.4

Fernley Gold, Inc. Lease Agreement with Butcher Boy Mines, dated May 12, 2004. (incorporated by reference to registrant’s Form 10-K/A, filed on September 13, 2012, Exhibit 10.4)

10.5

Amended Agreement with Pilot Metals Inc., dated July 5, 2013 (incorporated by reference to registrant’s Form 10-K filed on April 4, 2014)

10.6

Lease Agreement with 777 Minerals Inc. (incorporated by reference to registrant’s Form 10-K filed on April 4, 2014)

10.7

Amendment to a Convertible Promissory Note held by Asher Enterprises, Inc. on November 26, 2013 (incorporated by reference to registrant’s Form 8-K filed on December 16, 2013)

10.8

Sale of shares of Pacific Metals Corp. (1)

10.9

Sale of interest in Nevada Rae Gold, Inc (1)

21.1

Subsidiaries of Pacific Gold Corp. (1)

23.2

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	January 28, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director (Principal	January 28, 2016
Robert Landau	Executive Officer and Principal Financial and Accounting Officer)