Form 10-Q
period 2015-03-31
PACIFIC GOLD CORP
filed 2017-03-13
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

As of December 15, 2016, the Company had outstanding 4,269,909,409 shares of its common stock, par value $0.0000000001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets (Unaudited)

	March 31	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 10,262	$ 52,018
Total Current Assets	10,262	52,018
Mineral Rights, Plant and Equipment
Plant and Equipment, net	93,869	128,338
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	197,539	232,008
Other Assets:
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	197,938
TOTAL ASSETS	$ 405,739	$ 481,964
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 877,797	$ 890,240
Accrued Expenses	267,512	238,252
Deferred Rent	15,000	-
Total Current Liabilities	1,160,309	1,128,492
Long Term Liabilities:
Accrued Interest - Promissory Notes	20,460	13,584
Convertible Promissory Notes, long - term portion	265,000	265,000
Accrued Interest - Related Party Notes Payable	103,500	113,263
Convertible Related Party Notes Payable - long - term portion, net of discount	1,360,250	1,179,500
Total Liabilities	2,909,519	2,699,839
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized,
300,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized,
4,269,909,409 and 3,644,909,409 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	-	-
Additional Paid-in Capital	44,618,725	44,556,225
Non - Controlling Interests	-	-
Accumulated Deficit	(47,122,805)	(46,774,400)
Total Stockholders' Deficit	(2,503,780)	(2,217,875)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 405,739	$ 481,964

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31	March 31
	2015	2014

Revenue:
Total Revenue	$-	$-
Production Costs
Depreciation	25,286	26,616
Gross Margin	(25,286)	(26,616)
Operating Expenses:
General and Administrative	111,940	245,560
Total Operating Expenses	111,940	245,560
Loss from Operations	(137,226)	(272,176)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	-	3,179
Change in Fair Value of Derivative Liability	-	138,189
Sub Lease Rents	5,000	40,000
Imputed Interest Income	-	8,201
Foreign Exchange Gain (Loss)	1,118	1,611
Gain (Loss) on Sale of Equipment	(1,433)	-
Interest Expense	(59,613)	(126,698)
Amortization of Debt Discount	(156,250)	(88,446)
Total Other Income (Expenses)	(211,178)	(23,964)
Net Loss Before Non Controlling Interests	(348,404)	(296,140)
Less: Loss Attributable to Non - Controlling Interests	-	(5,437)
Net Loss	$(348,404)	$(290,703)
Basic and Diluted Loss per Share	$(0.0001)	$(0.0007)
Weighted Average Shares Outstanding:
Basic and Diluted	4,212,687,186	393,850,509

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(348,404)	$(290,703)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	25,286	26,616
Loss Attributable to Non - Controlling Interests	-	(5,437)
Imputed Interest Income	-	(8,201)
Non-cash Portion of Interest on Convertible Debt	-	65,575
(Gain) Loss on Sales of Assets	1,433	-
(Gain) Loss on Extinguishment of Debt	-	(3,179)
Deferred Rent	15,000
Amortization of Debt Discount	156,250	88,446
Change in Fair Value of Derivative Liability	-	(138,189)
Changes in:
Prepaid Expenses	-	249
Accounts Payable	(12,443)	9,218
Accrued Expenses	29,260	6,397
Accrued Interest	59,613	60,948
NET CASH USED IN OPERATING ACTIVITIES	(74,005)	(188,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	-	(13,000)
Net Change in Deposits	-	(50,000)
Proceeds from Sale of Assets	7,750	600,000
NET CASH PROVDIDED BY INVESTING ACTIVITIES	7,750	537,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(12,500)	(139,500)
Proceeds from Related Party Notes Payable	37,000	6,000
Proceeds from Promissory Notes	-	95,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,500	(38,500)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,755)	310,240

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,018	2,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,262	$312,260
Non-cash financing and investing activities:
Change in and accelerated amortization of derivative liability on conversions	$-	$248,087
Conversion of Notes Payable into Common Stock	$-	$128,605
Assignment of Portion of Promissory Note to Convertible Note	$-	$100,000
Conversion of Accrued Interest into Common Stock	$62,500	$6,969

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold” or the “Company”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold, vanadium, uranium, and tungsten mineral deposits. Through its subsidiaries, Pacific Gold currently owns mining claims, property and leases in Nevada and Colorado.

Basis of Presentation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("GAAP"), and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended December 31, 2014, which were filed with the Company’s annual report Form 10-K on January 28, 2016. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period.

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

Significant Accounting Principles

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2015 and December 31, 2014, cash includes cash on hand and cash in the bank.

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

As per Industry Guide 7, there are no proven or probable reserves.

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

The Company reviews the carrying value of its interest in each group of mineral claims owned by its subsidiaries on an annual basis to determine whether impairment has incurred in the claim value. The Company evaluates the mineral claim values based on one of four criteria; cash flow projection, geological reports, asset sale and option agreements, and comparative market analysis including public market value. Where information and conditions suggest impairment, the Company writes-down these properties to the lowest estimated value based on its evaluation criteria. The estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of investment in property, plant, and equipment. Although the Company has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect the estimate of net cash flows expected to be generated from operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended March 31, 2015 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2015 and December 31, 2014, the Company had 12,632,500,000 and 25,388,473,000, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended March 31, 2015 and 2014, the Company incurred $51 and $461, respectively, in advertising costs.

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

Convertible Debentures

Convertible debt is accounted for under ASC 470-20, Debt – Debt with Conversion and Other Options.  The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following ASC Topic 718 Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its Embedded Conversion Features in accordance with ASC 470-50, Debt – Modifications and Extinguishments, which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to ASC 470-50-40, Debt – Modification and Extinguishments – Derecognition.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three months ended March 31, 2015 or 2014.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 3 – MINERAL RIGHTS

Pilot Mountain Resources Royalty

On February 10, 2011, our prior subsidiary Pilot Mountain Resources Inc. (“PMR”) entered into an Option and Asset Sale Agreement (“Agreement”) with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals secured an option on the Project W Tungsten claims. Pilot Metals exercised their purchase option and subsequently transferred their interest in Project W to Thor Mining LLC. Upon the commencement of commercial mining, Pacific Gold is owed a final payment of $1,500,000 subject to a 15% share of any payments being made to Platoro West, Inc.

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment at March 31, 2015 and December 31, 2014, consisted of the following:

PLANT AND EQUIPMENT	March 31, 2015	December 31, 2014
Building	$720,355	$720,355
Accumulated Depreciation	(711,449)	(701,596)
Equipment	898,038	917,038
Accumulated Depreciation	(813,075)	(807,459)
	$93,869	$128,338

Depreciation expense was $25,286 and $26,366, for the three months ended March 31, 2015 and March 31, 2014, respectively.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of March 31, 2015, Pacific Gold owes $1,189,500 in principal and $28,602 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. For the quarter ended March 31, 2015, the Company received $37,500 in additional proceeds and have paid $12,500 towards the balance. The note is presented net of $781,250 in discount.

As of March 31, 2015, Pacific Gold owes a total of $952,000 in principal and $74,898 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc. a Company that Mr. Landau controls.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 6 – PROMISSORY NOTES

The notes accrue interest at a rate of 10% per annum and are due on June 30, 2016. As of March 31, 2015 there was a principal balance of $265,000 and $20,460 in accrued interest and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

In the quarter ended March 31, 2015, 625,000,000 shares of common stock were issued in exchange for $62,500 of a related party convertible promissory note.

In 2014, 3,499,064,577 common shares were issued for $354,344 in principal and $9,084 in interest on the conversion of convertible notes.

NOTE 8 – OPERATING LEASES

The Company has leased approximately 440 acres of privately owned land adjacent to its staked prospects from Corporate Creditors Committee LLC, by lease dated October 1, 2003. The Company paid an advance royalty of $7,500 for the first year, which amount is increased by $2,500 in each of the next five years to be $20,000 in the sixth year.  For the last four years of the lease, the advance royalty is $20,000 per year.  The lease was renewed in 2012, and the new annual advance royalty is $20,000.  The advance royalty is credited to and recoverable from the production rental amounts. The royalty is the greater of a 4% net smelter royalty or $0.50 per yard of material processed. The lease is for 10 years.

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

On January 8, 2014, NRG, signed a sub-lease for ten mining claims to permit exploration and mining for barite. The lease is for a period of 8 years. The lease, as amended, provides that NRG will receive an initial payment of $40,000, advance annual payments of $20,000 per year and provides for royalty payments to NRG of $2.00 per yard of processed barite. The rights under the lease exclude any recovery of gold mineralizations. The lease requires the lease holder to provide bonding and other regulatory deposits in respect of its mining activities to satisfy state and federal requirements and indemnification of the Company for breaches of the lease. The lease is subject to the over-lease held by NRG, and NRG is required to pay the holder of the over-lease $10,000 per year plus $0.50 per yard of barite processed.

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2015:

Year ended	Total
December 31, 2015	$50,000
December 31, 2016	50,000
December 31, 2017	50,000
December 31, 2018	50,000
December 31, 2019	50,000
Thereafter	115,000
Total	$365,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the three months ended March 31, 2015 and March 31, 2014 was $1,221.

NOTE 9 – LEGAL PROCEEDINGS

A subsidiary of the Company, NRG, has an outstanding payroll tax obligation from employees located in Nevada to the Internal Revenue Service.  The IRS has asserted that approximately $180,200 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the Company’s bank accounts, causing any persons owing funds to NRG to direct the funds to the IRS, and taking possession of assets of NRG and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of NRG to operate.  In that event, NRG will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

NOTE 10 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, the Company had an accumulated deficit of $47,122,805, negative working capital of $1,150,047, and negative cash flows from the three months ended March 31, 2015 of $41,755, raising substantial doubt about its ability to continue as a going concern. During the three months ended March 31, 2015, the company financed its operations through the sale of securities, proceeds received from sale of mining claims, and issuance of debt.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2015, the Company sold all of its interest in Nevada Rae Gold, Inc. and the Black Rock Canyon Mine for the following consideration: $300,000, which was all used to satisfy some of the immediate accounts payable of Nevada Rae Gold, Inc.; $100,000 due to the Company on July 15, 2016; and a royalty of 4% on all Nevada Rae Gold, Inc. gold sales up to a maximum total royalty payments of $720,000. The royalty payments can be bought out by the purchaser for $500,000 any time prior to July 15, 2016. All of the payments are subject to a 10% finder’s fee which has not yet been paid.

On August 26, 2015, the Company let lapse all of its mining rights to the Butcher Boy claims that it leased under a lease agreement held through Fernley Gold. These claims reverted to the claim holders, and the Company will write off the value of the leased interests in its financial statements.

On August 31, 2015, the Company acquired the Graysill Mining claims for no consideration, but assumed the annual claims registration fees. These claims had been previously owned by its subsidiary company, Pacific Metals Corp.

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

Pacific Gold Corp. has two subsidiaries through which it holds mineral prospects in Nevada; Nevada Rae Gold, Inc., and Fernley Gold, Inc.

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

Through March 31, 2015 the Company has invested approximately $11,958,298 into NRG.

Because the definitions of “reserves”, “proven reserves” and “probable reserves” under the Industry Guide 7 of the SEC have specific requirements to be satisfied before there may be disclosure of reserve estimates, the Company is without known reserves.

Project W (formerly Pilot Mountain Resources Inc.)

On February 18, 2014, the Company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the Company received $200,000 on February 18, 2014 and received $400,000 on March 31,2014 with $1,500,000 to be received on the commencement of commercial mining. Pilot Metals has an option that is good until September 30, 2014, to purchase $500,000 of the final $1,500,000 payment for $250,000.

The payments made to PMR are subject to a 15% royalty to Platoro West, Inc. All royalty payments have been made.

                Pilot Mountain Resources Inc. was merged into Pacific Gold Corp. on September 30, 2013.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the first quarter of 2015.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold in the three months ended March 31, 2015.

Operating expenses for the three months ended March 31, 2015, totaled $111,940. The Company incurred labor, fuel and other costs associated primarily to maintain the plant and equipment at Black Rock Canyon. The Company had a foreign exchange gain of $1,118 and had rent expense of $5,000. Interest expense totaled $59,613. Amortization of debt discount totaled $156,250. The remaining expenses relate to general administrative expenses.

The Company had no revenue from the sale of gold in the three months ended March 31, 2014.

Operating expenses for the three months ended March 31, 2014, totaled $245,560. The Company incurred labor, fuel and productions costs associated with the various mining activities. Equipment operating costs, tools and materials of $2,049 were incurred primarily to maintain the plant and equipment at Black Rock Canyon.  Legal and professional fees of $32,479 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees.  The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $22,735.  Interest expense totaled $126,698; of this amount, $65,575 was a non-cash expense that included amounts for interest on the convertible debentures that were not paid out in cash. Amortization of debt discount totaled $88,446. The remaining expenses relate to general administrative expenses. We believe we will incur substantial expenses for the near term as we build up operations at the Black Rock Canyon Mine and progress with our evaluations of future mining prospects.

Liquidity and Capital Resources

Since inception to March 31, 2015, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of March 31, 2015, our assets totaled $405,739, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $2,909,519 which primarily consisted of related parties’ notes payable and accrued interest of $1,463,750, accounts payable and accrued expenses of $1,145,309, and promissory notes with accrued interest of $285,460. We had an accumulated deficit of $47,122,805 and a working capital deficit of $1,150,047 at March 31, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

14

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $180,200 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 625,000,000 shares of common stock in exchange for $62,500 of convertible promissory notes.

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

The Black Rock Canyon mine did not receive any citations for the three months ended March 31, 2015.

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
Robert Landau

