Form 10-Q
period 2015-06-30
PACIFIC GOLD CORP
filed 2017-03-13
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.
Consolidated Balance Sheets (Unaudited)
	June 30	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 102	$ 52,018
Total Current Assets	102	52,018
Mineral Rights, Plant and Equipment
Plant and Equipment, net	71,789	128,338
Water Rights and Wells	90,000	90,000
Land	13,670	13,670
Total Mineral Rights, Plant and Equipment, net	175,459	232,008
Other Assets:
Reclamation Bond	197,938	197,938
Total Other Assets	197,938	197,938
TOTAL ASSETS	$ 373,499	$ 481,964
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 903,645	$ 890,240
Accrued Expenses	304,688	238,252
Deferred Rent	10,000	-
Total Current Liabilities	1,218,333	1,128,492
Long Term Liabilities:
Accrued Interest - Promissory Notes	27,336	13,584
Convertible Promissory Notes, long - term portion	265,000	265,000
Accrued Interest - Related Party Notes Payable	157,311	113,263
Convertible Related Party Notes Payable - long - term portion, net of discount	1,562,087	1,179,500
Total Liabilities	3,230,067	2,699,839
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized,
300,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized,
4,269,909,409 and 3,644,909,409 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	-	-
Additional Paid-in Capital	44,618,725	44,556,225
Non - Controlling Interests	-	-
Accumulated Deficit	(47,475,593)	(46,774,400)
Total Stockholders' Deficit	(2,856,568)	(2,217,875)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 373,499	$ 481,964

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30		June 30		June 30
	2015	2014		2015		2014
Revenue:
Total Revenue	$-	$-	$-		$-
Production Costs
Depreciation	22,080	26,647	47,366		53,263
Gross Margin	(22,080)	(26,647)	(47,366)		(53,263)
Operating Expenses:
General and Administrative	118,622	136,853	230,562		382,413
Total Operating Expenses	118,622	136,853	230,562		382,413
Loss from Operations	(140,702)	(163,500)	(277,928)		(435,676)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	-	29,015	-		32,194
Change in Fair Value of Derivative Liability	-	(65,348)	-		72,841
Sub Lease Rents	5,000	-	10,000		40,000
Imputed Interest Income	-	5,783	-		13,984
Foreign Exchange Gain (Loss)	(147)	(1,430)	970		181
Gain (Loss) on Sale of Equipment	-	-	(1,433)		-
Bad Debt Expense	-	(244,217)	-		(244,217)
Interest Expense	(60,687)	(141,805)	(120,300)		(268,503)
Amortization of Debt Discount	(156,250)	(116,483)	(312,500)		(204,929)
Total Other Income (Expenses)	(212,084)	(534,485)	(423,263)		(558,449)
Net Loss Before Non Controlling Interests	(352,786)	(697,985)	(701,191)		(994,125)
Less: Loss Attributable to Non - Controlling Interests	-	(2,333)	-		(7,770)
Net Loss	$(352,786)	$(695,652)	$(701,191)		$(986,355)
Basic and Diluted Loss per Share	$(0.00008)	$(0.00063)	$(0.0002)		$(0.0013)
Weighted Average Shares Outstanding:
Basic and Diluted	4,269,909,409	1,101,403,147	4,186,892,219		759,395,664
See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(701,191)	$(986,355)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	47,366	53,263
Loss Attributable to Non - Controlling Interests	-	(7,770)
Imputed Interest Income	-	(13,984)
Bad Debt Expense	-	244,217
Non-cash Portion of Interest on Convertible Debt	-	161,162
(Gain) Loss on Sales of Assets	1,433	-
(Gain) Loss on Extinguishment of Debt	-	(32,194)
Deferred Rent	10,000	-
Amortization of Debt Discount	312,500	204,929
Change in Fair Value of Derivative Liability	-	(72,841)
Changes in:
Prepaid Expenses	-	4,709
Accounts Payable	13,403	(20,876)
Accrued Expenses	66,436	(167,967)
Accrued Interest	120,300	107,166
NET CASH USED IN OPERATING ACTIVITIES	(129,753)	(526,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	-	(36,000)
Proceeds from Sale of Assets	7,750	600,000
NET CASH USED IN INVESTING ACTIVITIES	7,750	564,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(15,793)	(181,500)
Proceeds from Related Party Notes Payable	85,880	95,835
Proceeds from Promissory Notes	-	95,000
Payment on Convertible Notes	-	(32,200)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,087	(22,865)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,916)	14,594

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,018	2,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102	$16,614
Non-cash financing and investing activities:
Accrued Interest added to Note Principal	$-	$433,484
Conversion of Notes Payable into Common Stock	$-	$249,858
Assignment of Portion of Promissory Note to Convertible Note	$-	$100,000
Assignment of Portion of Related Party Notes to Convertible Note	$-	$90,000
Conversion of Accrued Interest into Common Stock	$62,500	$7,035
Subsidiary Shares Issued for Purchase of Intangibles	$-	2,500
See accompanying notes to the consolidated financial statements

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold Corp. (“Pacific Gold” or the “Company”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold, vanadium, uranium, and tungsten mineral deposits. Pacific Gold currently owns mining claims and royalties on mining property in Nevada and Colorado.

Basis of Presentation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("GAAP"), and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended December 31, 2014, which were filed with the Company’s annual report Form 10-K on January 28, 2016. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp., and its wholly-owned subsidiaries, Nevada Rae Gold, Inc., and Fernley Gold, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2015 and December 31, 2014, cash includes cash on hand and cash in the bank.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended June 30, 2015 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June 30, 2015 and December 31, 2014, the Company had 12,632,500,000 and 25,388,473,000, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the six months ended June 30, 2015 and 2014, the Company incurred $51 and $461, respectively, in advertising costs.

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

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment at June 30, 2015 and December 31, 2014, consisted of the following:

PLANT AND EQUIPMENT	June 30, 2015	December 31, 2014
Building	$720,355	$720,355
Accumulated Depreciation	(718,519)	(701,596)
Equipment	898,038	917,038
Accumulated Depreciation	(828,086)	(807,459)
	$71,789	$128,338

Depreciation expense was $22,080 and $26,647, for the three months ended June 30, 2015 and June 30, 2014, respectively.

Depreciation expense was $47,366 and $53,263 for the six months ended June 30, 2015 and June 30, 2014, respectively.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of June 30, 2015, Pacific Gold owes $1,235,086 in principal and $58,614 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. For the quarter ended June 30, 2015, the Company received $48,880 in additional proceeds and have paid $3,293 towards the balance. The note is presented net of $625,000 in discount.

As of June 30, 2015, Pacific Gold owes a total of $952,000 in principal and $98,697 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc. a Company that Mr. Landau controls.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 6 – PROMISSORY NOTES

The notes accrue interest at a rate of 10% per annum and are due on June 30, 2016. As of June 30, 2015 there was a principal balance of $265,000 and $27,336 in accrued interest and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

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

The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2015:

Year ended	Total
December 31, 2015	$50,000
December 31, 2016	50,000
December 31, 2017	50,000
December 31, 2018	50,000
December 31, 2019	50,000
Thereafter	110,000
Total	$360,000

Nevada Rae Gold has a lease for its mobile office at a cost of approximately $407 per month. This lease was accounted for as an operating lease on a month to month basis. Rental Expense for the six months ended June 30, 2015 and June 30, 2014 was $2,442.

NOTE 9 – LEGAL PROCEEDINGS

A subsidiary of the Company, (“NRG”), has an outstanding payroll tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $188,352 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

NOTE 10 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had an accumulated deficit of $47,475,593, negative working capital of $1,218,231, and negative cash flows from the six months ended June 30, 2015 of $51,916, raising substantial doubt about its ability to continue as a going concern. During the six months ended June 30, 2015, the company financed its operations through the sale of securities, proceeds received from sale of mining claims, and issuance of debt.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2015, the Company sold all of its interest in NRG and the Black Rock Canyon Mine for the following consideration: $300,000, which was all used to satisfy some of the immediate accounts payable of NRG; $100,000 due to the Company on July 15, 2016; and a royalty of 4% on all NRG gold sales up to a maximum total royalty payments of $720,000. The royalty payments can be bought out by the purchaser for $500,000 any time prior to July 15, 2016. All of the payments are subject to a 10% finder’s fee which has not yet been paid.

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

Through June 30, 2015 the Company has invested approximately $12,012,684 into NRG.

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

                Pilot Mountain Resources Inc. was merged into Pacific Gold Corp. on September 30, 2013.

Fernley Gold, Inc.

There were no material changes to report for Fernley Gold during the second quarter of 2015.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold for the six months ended June 30, 2015.

Operating expenses for the six months ended June 30, 2015, totaled $230,562. The Company incurred labor, fuel and other costs associated primarily to maintain the plant and equipment at Black Rock Canyon. The Company had a foreign exchange loss of $970 and paid rents on its sub-leases of $10,000. Interest expense totaled $120,300, and amortization of debt discount totaled $312,500. The remaining expenses relate to general administrative expenses.

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

The Company had no revenue from the sale of gold for the three months ended June 30, 2015.

Operating expenses for the three months ended June 30, 2015, totaled $118,522. The Company incurred labor, fuel and other costs associated primarily to maintain the plant and equipment at Black Rock Canyon. The Company had a foreign exchange loss of $5,147 and had rent expense of $20,000. Interest expense totaled $60,687, and amortization of debt discount totaled $156,250. The remaining expenses relate to general administrative expenses.

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

Liquidity and Capital Resources

Since inception to June 30, 2015, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of June 30, 2015, our assets totaled $373,499, which consisted primarily of mineral rights, land and water rights, and related equipment. Our total liabilities were $3,230,067 which primarily consisted of related parties’ notes payable and accrued interest of $1,719,398, accounts payable and accrued expenses of $1,208,333, and promissory notes with accrued interest of $292,336. We had an accumulated deficit of $47,475,593 and a working capital deficit of $1,218,231 at June 30, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of June 30, 2015.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A subsidiary of the Company, Nevada Rae Gold, Inc., has an outstanding tax obligation to the Internal Revenue Service.  The IRS has asserted that approximately $188,353 is owed at this time.  The IRS has filed a general lien on all the properties of Nevada Rae, and is taking steps to enforce the liens and collect the funds owed. The enforcement actions will include seeking and taking any funds that are in the company’s bank accounts, causing any persons owing funds to Nevada Rea to direct the funds to the IRS, and taking possession of assets of Nevada Rae and selling them.  These actions would be disruptive to the operations of the Company and the subsidiary and may impair the ability of Nevada Rae to operate.  In that event, Nevada Rae will be unable to generate any revenues and the financial position of the Company will be severely impaired and the Company may have to curtail its subsidiary’s operations or put the subsidiary into receivership.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

The Black Rock Canyon mine did not receive any citations for the six months ended June 30, 2015.

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	March 6, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	March 6, 2017
Robert Landau

