Form 10-Q
period 2015-09-30
PACIFIC GOLD CORP
filed 2017-03-13
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold Corp.

Consolidated Balance Sheets (Unaudited)

	September 30	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 15	$ 52,018
Amounts Receivable for Assets Sale	100,000	-
Total Current Assets	100,015	52,018
Mineral Rights, Plant and Equipment
Plant and Equipment, net	-	128,338
Water Rights and Wells	-	90,000
Land	-	13,670
Total Mineral Rights, Plant and Equipment, net	-	232,008
Other Assets:
Reclamation Bond	-	197,938
Total Other Assets	-	197,938
TOTAL ASSETS	$ 100,015	$ 481,964
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 434,574	$ 890,240
Accrued Expenses	135,312	238,252
Total Current Liabilities	569,886	1,128,492
Long Term Liabilities:
Accrued Interest - Promissory Notes	34,212	13,584
Convertible Promissory Notes, long - term portion	265,000	265,000
Accrued Interest - Related Party Notes Payable	212,224	113,263
Convertible Related Party Notes Payable - long - term portion, net of discount	1,731,476	1,179,500
Total Liabilities	2,812,798	2,699,839
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized,
300,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized,
4,269,909,409 and 3,644,909,409 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	-	-
Additional Paid-in Capital	44,618,725	44,556,225
Non - Controlling Interests	-	-
Accumulated Deficit	(47,331,808)	(46,774,400)
Total Stockholders' Deficit	(2,712,783)	(2,217,875)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 100,015	$ 481,964

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014
Revenue:
Total Revenue	$-	$-	$-	$-
Production Costs
Depreciation	2,545	26,678	49,911	79,941
Gross Margin	(2,545)	(26,678)	(49,911)	(79,941)
Operating Expenses:
General and Administrative	37,145	147,963	267,707	530,376
Total Operating Expenses	37,145	147,963	267,707	530,376
Loss from Operations	(39,690)	(174,641)	(317,618)	(610,317)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	-	-	-	32,194
Gain (Loss) on Sale of Assets	398,417	-	398,417	-
Change in Fair Value of Derivative Liability	-	-	-	72,841
Sub Lease Rents	2,500	-	12,500	40,000
Imputed Interest Income	-	5,783	-	19,767
Foreign Exchange Gain (Loss)	596	2,017	1,567	2,198
Gain (Loss) on Sale of Equipment	-	5,394	(1,433)	5,394
Bad Debt Expense	-	(5,783)	-	(250,000)
Interest Expense	(61,789)	(118,091)	(182,089)	(386,594)
Amortization of Debt Discount	(156,250)	(77,333)	(468,750)	(282,262)
Total Other Income (Expenses)	183,474	(188,013)	(239,788)	(746,462)
Net Loss Before Non Controlling Interests	143,784	(362,654)	(557,406)	(1,356,779)
Less: Loss Attributable to Non - Controlling Interests	-	(1,119)	-	(8,889)
Net Loss	$143,784	$(361,535)	$(557,406)	$(1,347,890)
Basic and Diluted Loss per Share	$0.00003	$(0.00013)	$(0.0001)	$(0.0009)
Weighted Average Shares Outstanding:
Basic and Diluted	4,269,909,409	2,740,483,282	4,251,044,940	1,427,014,935

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(557,406)	$(1,347,890)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	49,911	79,942
Loss Attributable to Non - Controlling Interests	-	(8,889)
Imputed Interest Income	-	(19,767)
Bad Debt Expense	-	250,000
Non-cash Portion of Interest on Convertible Debt	-	214,248
(Gain) Loss on Sales of Equipment	1,433	(5,394)
Gain on Sale of Assets	398,417	-
(Gain) Loss on Extinguishment of Debt	-	(32,194)
Amortization of Debt Discount	468,750	282,262
Change in Fair Value of Derivative Liability	-	(72,841)
Changes in:
Amounts Receivable on Assets Sale	-	(3,432)
Prepaid Expenses	-	4,709
Accounts Payable	(583,233)	34,124
Accrued Expenses	(102,940)	(132,809)
Accrued Interest	182,089	172,171
NET CASH USED IN OPERATING ACTIVITIES	(142,979)	(585,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	-	(84,570)
Proceeds from Sale of Assets	7,750	606,432
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,750	521,862

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(18,496)	(181,500)
Proceeds from Related Party Notes Payable	101,722	160,835
Proceeds from Promissory Notes	-	115,000
Payment on Convertible Notes	-	(32,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,226	62,135

NET CHANGE IN CASH AND CASH EQUIVALENTS	(52,003)	(1,763)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,018	2,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15	$257
Non-cash financing and investing activities:
Change in and accelerated amortization of derivative liability on conversions	$-	$702,239
Accrued Interest added to Note Principal	$-	$433,484
Conversion of Notes Payable into Common Stock	$-	$336,844
Assignment of Portion of Promissory Note to Convertible Note	$-	$120,000
Assignment of Portion of Related Party Notes to Convertible Note	$-	$90,000
Conversion of Accrued Interest into Common Stock	$62,500	$9,150
Subsidiary Shares Issued for Purchase of Intangibles	$-	2,500

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended December 31, 2014, which were filed with the Company’s annual report Form 10-K on January 28, 2016. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period..

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp., its wholly-owned subsidiary Fernley Gold, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2015 and December 31, 2014, cash includes cash on hand and cash in the bank.

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

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the quarter ended September 30, 2015 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of September 30, 2015 and December 31, 2014 the Company had 12,632,500,000 and 25,388,473,000, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the nine months ended September 30, 2015 and 2014, the Company incurred $113 and $461, respectively, in advertising costs.

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

NOTE 3 – SUBSIDIARY SALE AND MINERAL RIGHTS

Nevada Rae Gold

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

Fernley Gold

On August 26, 2015, the Company let lapse all of its mining rights to the Butcher Boy claims that it leased under a lease agreement held through Fernley Gold. These claims reverted to the claim holders, and the Company will write off the value of the leased interests in its financial statements.

Graysill Claims

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

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment at September 30, 2015 and December 31, 2014, consisted of the following:

PLANT AND EQUIPMENT	September 30, 2015	December 31, 2014
Building	$-	$720,355
Accumulated Depreciation	-	(701,596)
Equipment	-	917,038
Accumulated Depreciation	-	(807,459)
	$-	$128,338

Depreciation expense was $2,544 and $26,366, for the three months ended September 30, 2015 and September 30, 2014, respectively.

Depreciation expense was $49,911 and $79,098 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of September 30, 2015, Pacific Gold owes $1,248,226 in principal and $89,728 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. For the quarter ended September 30, 2015, the Company received $15,842 in additional proceeds and have paid $2,703 towards the balance. The note is presented net of $468,750 in discount.

As of September 30, 2015, Pacific Gold owes a total of $952,000 in principal and $122,496 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2016 and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc. a company that Mr. Landau controls.

An officer of the Company has provided office space to the company without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

NOTE 6 – PROMISSORY NOTES

The notes accrue interest at a rate of 10% per annum and are due on June 30, 2016. As of September 31, 2015 there was a principal balance of $265,000 and $34,212 in accrued interest and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

In the quarter ended March 31, 2015, 625,000,000 shares of common stock were issued in exchange for $62,500 of a related party convertible promissory note.

In 2014, 3,499,064,577 common shares were issued for $354,344 in principal and $9,084 in interest on the conversion of convertible notes.

NOTE 8 – OPERATING LEASES

All of the Company’s operating leases were held by its former subsidiary Nevada Rae Gold, Inc. and as such the Company currently has no operating lease commitments.

NOTE 9 – LEGAL PROCEEDINGS

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

NOTE 10 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had an accumulated deficit of $47,331,808, negative working capital of $469,871, and negative cash flows from the nine months ended September 30, 2015 of $52,003, raising substantial doubt about its ability to continue as a going concern. During the nine months ended September 30, 2015, the company financed its operations through the sale of securities, proceeds received from sale of mining claims, and issuance of debt.

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

There were no subsequent events.

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

Nevada Rae Gold, Inc.

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

Project W (formerly Pilot Mountain Resources Inc.)

On February 18, 2014, the Company completed an amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the Company received $200,000 on February 18, 2014 and received $400,000 on March 31, 2014with $1,500,000 to be received on the commencement of commercial mining. Pilot Metals has an option that is good until September 30, 2014, to purchase $500,000 of the final $1,500,000 payment for $250,000.

The payments made to PMR are subject to a 15% royalty to Platoro West, Inc. All royalty payments have been made.

                Pilot Mountain Resources Inc. was merged into Pacific Gold Corp. on September 30, 2013.

Fernley Gold, Inc.

Fernley Gold cancelled its lease on the Butcher Boy claims and is terminating operations.

Financial Condition and Changes in Financial Condition

The Company had no revenue from the sale of gold for the nine months ended September 30, 2015.

Operating expenses for the nine months ended September 30, 2015, totaled $267,707. The Company incurred labor, fuel and other costs associated primarily to maintain the plant and equipment at Black Rock Canyon. Additionally the Company incurred a one-time gain on the sale of its Nevada Rae Gold subsidiary of $398,417. The Company had a foreign exchange gain of $1,567 and had rent expense of $12,500. Interest expense totaled $182,089, and amortization of debt discount totaled $468,750. The remaining expenses relate to general administrative expenses.

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

The Company had no revenue from the sale of gold for the three months ended September 30, 2015.

Operating expenses for the three months ended September 30, 2015, totaled $37,145. The Company incurred a one-time gain on the sale of its Nevada Rae Gold subsidiary of $398,417. The Company had a foreign exchange gain of $596 and had rent expense of $2,500. Interest expense totaled $61,789and amortization of debt discount totaled $156,250. The remaining expenses relate to general administrative expenses.

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

Liquidity and Capital Resources

Since inception to September 30, 2015, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of September 30, 2015, our assets totaled $100,015, which consisted primarily of a receivable for the sale of Nevada Rae Gold. Our total liabilities were $2,812,798 which primarily consisted of related parties’ notes payable and accrued interest  of $1,943,700, accounts payable and accrued expenses of $569,886, and promissory notes with accrued interest of $299,212. We had an accumulated deficit of $47,331,808 and a working capital deficit of $469,871 at September 30, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

13

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Black Rock Canyon mine did not receive any citations for the nine months ended September 30, 2015.

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

