Form 10-K
period 2015-12-31
PACIFIC GOLD CORP
filed 2017-07-11
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of July 10, 2017 the aggregate market value of the voting stock held by non-affiliates was approximately $364,464.

As of July 10, 2017, the Company had outstanding 4,269,909,409 shares of its common stock, par value $0.0000000001.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pacific Gold Corp. (“Pacific Gold” or “the Company”) is engaged in the identification, acquisition, and development of mining prospects believed to have known gold, tungsten or uranium/vanadium mineral deposits. The main objective is to identify and develop commercially viable mineral deposits on prospects over which the company has rights that could produce revenues. Development of commercially viable mineral deposits of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Projects and Royalties

Black Rock Canyon Mine (formerly Nevada Rae Gold, Inc.)

On July 15, 2015 the Company sold all of its interest in Nevada Rae Gold, Inc. and the Black Rock Canyon Mine for the following consideration: $300,000, which was all used to satisfy some of the immediate accounts payable of Nevada Rae Gold, Inc.; $100,000 that was due to the Company on July 15, 2016, of which $54,777 was used to satisfy remaining payroll liabilities taxes; and a royalty of 4% on all Nevada Rae Gold, Inc. gold sales up to a maximum total royalty payments of $720,000. All of the payments are subject to a 10% finder’s fee which has not yet been paid.

Project W (formerly Pilot Mountain Resources Inc.)

Pilot Mountain Resources Inc. (“PMR”) was merged into Pacific Gold Corp. on September 30, 2013.

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

Graysill Vanadium/Uranium Mining Claims

The Company owns 40 unpatented lode mining claims in San Juan and Dolores Counties, Colorado immediately southeast of Bolam Pass.

Description and Location

The claims are located at an elevation of 11,000 feet above mean sea level and are accessible by a dirt road that is maintained during the summer months by the United States Forest Service. The property, which is referred to as the Graysill Property, encompasses the historic Graysill Mine, a past producer of vanadium and uranium ore. The Graysill Mine is known to have produced vanadium and by-product uranium during a period of approximately twenty years after World War II. Before the mine ceased production, approximately 32,000 tons of ore were mined with a reported grade of 2.41% vanadium pentoxide and 0.09% uranium oxide. In 1989, representatives of the United States Department of the Interior, Bureau of Mines Division, examined a number of abandoned mines in the San Juan National Forest, one of which was the Graysill Mine. Subsequently, in 1992, the Bureau of Mines produced a Mineral Land Assessment Open File Report titled "Mineral Appraisal of San Juan National Forest, Colorado". Most of the information relating to the Graysill Mine and the geology and mineralization of the general area within which the Graysill Property is located was obtained from this Open File Report.

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

We must comply with the annual staking and patent maintenance requirements of the States of Nevada and Oregon and the United States Bureau of Land Management (“BLM”). We must also comply with the filing requirements of our proposed exploration and development, including Notices of Intent and Plans of Operations. In connection with our exploration and assessment activities, we have pursued necessary permits where exemptions have not been available although, to date, most of these activities have been done under various exemptions.  We will need to file for water use and other extractive-related permits in the future.

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

Employees

Pacific Gold has one employee who is the executive officer. From time to time we hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers, for differing periods to facilitate the implementation of our business plan.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.

Pacific Gold Corp.

The head office of Pacific Gold is located at #304-85 Scarsdale Rd., Toronto Ontario, M3B2R2. Pacific Gold is using office space provided by its CEO on a gratis basis.

The Company has staked 40 lode claims (BLM file no. CMC259820) covering approximately 800 acres in San Juan and Delores Counties, Colorado.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

	2015		2014
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.0001	$0.0001	$0.0006	$0.0004
September 30	$0.0001	$0.0001	$0.0004	$0.0003
June 30	$0.0001	$0.0001	$0.0002	$0.0001
March 31	$0.0001	$0.0001	$0.0001	$0.0001

Holders

As of July 10, 2017 the has approximately 7,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

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

None

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2015.

Operating expenses for the year ended December 31, 2015 totaled $393,716.  Executive salaries incurred were $48,000 for the year.  Legal and professional fees of $112,995 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $5,850. Advertising and public relations expenses totaled $114.  Interest expense totaled $244,144 for the year for interest accrued on debt and interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term with our evaluations of future mining prospects.

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

Liquidity and Capital Resources:

Since inception to December 31, 2015, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of December 31, 2015, our assets totaled $45,358, which consisted of $45,223 receivable from the sale of Nevada Rae Gold, Inc, and $135 in cash. Our total liabilities were $3,102,198 which primarily consisted of related parties’ notes payable of $1,887,876, accounts payable and accrued expenses of $641,005, and promissory notes of $265,000. We had an accumulated deficit of $47,675,865 and a working capital deficit of $595,647 at December 31, 2015.

As of December 31, 2015, Pacific Gold owes $1,248,376 in principal and $121,269 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. For the year ended December 31, 2015, the Company received $101,872 in additional proceeds and have paid $18,496 towards the balance. The note is presented net of $312,500 in discount.

As of December 31, 2015, Pacific Gold owes a total of $952,000 in principal and $146,295 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Gold Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold Corp. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gold Corp. as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11, the Company has incurred net losses and negative cash flow from operations since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

July 5, 2017

4806 West Gandy Boulevard i Tampa, Florida 33611 i 813.440.6380

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

January 25, 2016

Pacific Gold Corp.

Consolidated Balance Sheets

	December 31	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$135	$52,018
Amounts Receivable for Assets Sale	45,223	-
Total Current Assets	45,358	52,018
Mineral Rights, Plant and Equipment
Plant and Equipment, net	-	128,338
Water Rights and Wells	-	90,000
Land	-	13,670
Total Mineral Rights, Plant and Equipment, net	-	232,008
Other Assets:
Reclamation Bond	-	197,938
TOTAL ASSETS	$45,358	$481,964

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$481,693	$890,240
Accrued Expenses	159,312	238,252
Total Current Liabilities	641,005	1,128,492
Accrued Interest - Promissory Notes	41,088	13,584
Convertible Promissory Notes, long - term portion	265,000	265,000
Accrued Interest - Related Party Notes Payable	267,229	113,263
Related Party Convertible Notes Payable - long - term portion, net of discount	1,887,876	1,179,500
Total Liabilities	3,102,198	2,699,839
Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 300,000 shares outstanding at December 31, 2015 and, 2014	300	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized, 4,269,909,409 and 3,644,909,409 shares issued and outstanding at December 31, 2015 and, 2014, respectively	-	-
Additional Paid-in Capital	44,618,725	44,556,225
Accumulated Deficit	(47,675,865)	(46,774,400)
Total Stockholders' Deficit	(3,056,840)	(2,217,875)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,358	$481,964

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Operations

	Years Ended
	December 31	December 31
	2015	2014
Revenue	$-	$-
Production Costs
Depreciation	49,911	106,173
Gross Margin	(49,911)	(106,173)
Operating Expenses:
General and Administrative	393,716	677,122
Total Operating Expenses	393,716	677,122
Loss from Operations	(443,627)	(783,295)
Other Income (Expenses)
Gain on Extinguishment of Debt	-	254,625
Gain on Sale of Subsidiary	390,917	129,918
Change in Fair Value of Derivative Liability	-	72,841
Sub Lease Rents	20,000	40,000
Imputed Interest Income	-	19,767
Foreign Exchange Gain	1,822	3,925
Gain (Loss) on Sale of Equipment	(1,433)	5,394
Bad Debt Expense	-	(250,000)
Interest Expense	(244,144)	(499,687)
Impairment Loss	-	(583,870)
Amortization of Debt Discount	(625,000)	(612,262)
Total Other Income (Expenses)	(457,838)	(1,419,349)
Net Loss	$(901,465)	$(2,202,644)
Basic and Diluted Loss per Share	$(0.00021)	$(0.01126)
Weighted Average Shares Outstanding:
Basic and Diluted	4,255,603,853	195,632,378

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Stockholders' Deficit

For the Years ended December 31, 2015 and 2014

					Additional	Non –
	Common Stock		Preferred Stock		paid in	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Total
Balance at January 1, 2014	145,844,832	$-	300,000	$300	$42,174,767	$(12,816)	$(44,571,756)	$(2,409,505)

Conversions of Notes Payable	3,499,064,577	-	-	-	2,381,458	-	-	2,381,458
Reduction in Investment in Subsidiary	-	-	-	-	-	12,816	-	12,816
Net Loss	-	-	-	-	-	-	(2,202,644)	(2,202,644)
Balance at December 31, 2014	3,644,909,409	$-	300,000	$300	$44,556,225	$-	$(46,774,400)	$(2,217,875)

Conversions of Accrued Interest	625,000,000	-	-	-	62,500	-	-	62,500
Net Loss	-	-	-	-	-	-	(901,465)	(901,465)
Balance at December 31, 2015	4,269,909,409	$-	300,000	$300	$44,618,725	$-	$(47,675,865)	$(3,056,840)

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(901,465)	$(2,202,644)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	49,911	106,173
Imputed Interest Income	-	(19,767)
Bad Debt Expense	-	250,000
Non-cash Portion of Interest on Convertible Debt	-	306,460
Asset Impairment Loss	-	583,870
(Gain) Loss on Sales of Assets	1,433	(5,394)
(Gain) on Sale of Subsidiary	(390,917)	(129,918)
(Gain) Loss on Extinguishment of Debt	-	(254,625)
Amortization of Debt Discount	625,000	612,262
Change in Fair Value of Derivative Liability	-	(72,841)
Changes in:
Prepaid Expenses	-	4,709
Accounts Payable	228,578	1,144
Accrued Expenses	(24,163)	(95,029)
Accrued Interest	243,970	234,101
NET CASH USED IN OPERATING ACTIVITIES	(167,653)	(681,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Mineral Rights, Plant and Equipment	-	(87,570)
Proceeds from Sale of Subsidiary	24,644	126,000
Proceeds from Sale of Assets	7,750	606,432
NET CASH PROVIDED BY INVESTING ACTIVITIES	32,394	644,862

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	-	(318,730)
Proceeds from Related Party Notes Payable	83,376	305,065
Proceeds from Promissory Notes	-	132,500
Payment on Convertible Notes	-	(32,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,376	86,635

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,883)	49,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,018	2,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$52,018

Non-cash financing and investing activities:
Beneficial Conversion Feature	$-	$1,250,000
Change in and accelerated amortization of derivative liability on conversions	$-	$702,239
Accrued Interest added to Note Principal	$-	$433,484
Conversion of Notes Payable into Common Stock	$-	$420,070
Assignment of Portion of Promissory Note to Convertible Note	$-	$137,500
Assignment of Portion of Related Party Notes to Convertible Note	$-	$90,000
Conversion of Accrued Interest into Common Stock	$62,500	$9,150

See accompanying notes to the consolidated financial statements

Pacific Gold Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("GAAP") and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold Corp.,and its wholly-owned subsidiary Fernley Gold, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2015 and December 31, 2014 cash includes cash on hand and cash in the bank.

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

As per Industry Guide 7, there are no proven or probable reserves as of December 31, 2015.

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

The Company reviews the carrying value of its interest in each group of mineral claims owned by its subsidiaries on an annual basis to determine whether impairment has incurred in the claim value. The Company evaluates the mineral claim values based on one of four criteria; cash flow projection, geological reports, asset sale and option agreements, and comparative market analysis including public market value. Where information and conditions suggest impairment, the Company writes-down these properties to the lowest estimated value based on its evaluation criteria. The estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of investment in property and equipment.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses if the carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2015 and 2014, the Company had 18,203,179,400 and 28,388,473,000, respectively, of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the years ended December 31, 2015 and 2014, the Company incurred $114 and $1,578, respectively, in advertising costs.

Environmental Remediation Liability

At December 31, 2014, the Company had posted a bond with the State of Nevada in the amount required by the State of Nevada equal to the maximum cost to reclaim land disturbed in its mining process.  The bond required a quarterly premium to be paid to the State of Nevada Division of Minerals. The Bond is no longer required as the Company has sold Nevada Rae Gold, Inc.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the years ended December 31, 2015 or 2014.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – MINERAL RIGHTS

Nevada Rae Gold

On July 15, 2015, the Company sold all of its interest in Nevada Rae Gold, Inc. and the Black Rock Canyon Mine for the following consideration; $300,000, which was all used to satisfy some of the immediate accounts payable of Nevada Rae Gold, Inc.; $100,000 due to the Company on July 15, 2016, of which $54,777 was used to satisfy remaining payroll liabilities taxes; and a royalty of 4% on all Nevada Rae Gold, Inc. gold sales up to a maximum total royalty payments of $720,000. All of the payments are subject to a 10% finder’s fee which has not yet been paid.

Fernley Gold

On August 26, 2015, the Company let lapse all of its mining rights to the Butcher Boy claims that it leased under a lease agreement held through Fernley Gold. These claims reverted to the claim holders.

Graysill Claims

On August 31, 2015, the Company acquired the Graysill Mining claims for no consideration, but assumed the annual claims registration fees. These claims had been previously owned by its subsidiary company, Pacific Metals Corp.

Pilot Mountain Resources Royalty

On February 10, 2011, our prior subsidiary Pilot Mountain Resources Inc. (“PMR”) entered into an Option and Asset Sale Agreement with Pilot Metals Inc., a subsidiary of Black Fire Minerals of Australia, whereby Pilot Metals secured an option on the Project W Tungsten claims. Pilot Metals exercised their purchase option and subsequently transferred their interest in Project W to Thor Mining LLC. Upon the commencement of commercial mining, Pacific Gold is owed a final payment of $1,500,000, subject to a 15% share of any payments received by the Company being forwarded to Platoro West, Inc.

NOTE 3 – SALE OF NEVADA RAE GOLD, INC.

On July 15, 2015 Pacific Gold Corp sold 100% of its equity interest in Nevada Rae Gold to New Gold Recovery. In exchange for $300,000 in cash and settlement of liabilities, $100,000 due to the Company on July 15, 2016, of which $54,777 was used to satisfy remaining payroll liabilities taxes, and a royalty of 4% on all future Nevada Rae Gold, Inc. gold sales up to a maximum total royalty payments of $720,000.

Sale of Nevada Rae Gold

Details of Consideration Received
Cash	$24,644
Amount Receivable	45,223
Liabilities Paid at Closing	275,356
Liabilities Paid at Post Closing	54,777
Total	400,000
Net Assets, after liabilities paid at closing	(9,083)
Gain from Sale of Nevada Rae Gold	$390,917

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment at December 31, 2015 and 2014, consisted of the following:

PLANT AND EQUIPMENT	December 31, 2015	December 31, 2014
Building	$-	$720,353
Equipment	-	917,038
Accumulated Depreciation	-	(1,509,053)
	$-	$128,338

Depreciation expense was $49,911 and $106,173, for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of December 31, 2015, Pacific Gold owes $1,248,376 in principal and $121,269 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. During 2016, the note was extended to a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. The note is presented net of $312,500 in discount. As of December 31, 2014 the balance on the note was $1,165,000 in principal and $62,164 in accrued interest.

As of December 31, 2015, Pacific Gold owes a total of $952,000 in principal and $146,295 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year, was extended to a maturity date of June 30, 2019 during 2016 and is convertible into shares of common stock of Pacific Gold at $0.01 per share. As of December 31, 2014 the balance on the note was $952,000 in principal and $51,099 in accrued interest.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc., a company that Mr. Landau controls.

As of December 31, 2015, Pacific gold owes $67,013 to its CEO. Of which $36,000 for accrued and unpaid services as CEO and $31,013 for accrued business expenses that were not yet reimbursed.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement.

NOTE 6 – PROMISSORY NOTE

The note accrued interest at a rate of 10% per annum and was extended during 2016 to a maturity date of June 30, 2019. As of December 31, 2015, there was a principal balance of $265,000 and $41,088 in accrued interest and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

NOTE 7 – INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2015 and 2014, Pacific Gold incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $12,523,516 at December 31, 2015, and will expire in the years 2029 through 2035.

Net operating loss carry forwards expire according to the following:

Year of NOL	NOL	Expires
2015	120,479	2035
2014	1,594,406	2034
2013	399,793	2033
2012	6,477,108	2032
2011	1,494,150	2031
2010	949,914	2030
2009	1,487,666	2029
Total	$12,523,516

At December 31, 2015, and 2014 deferred taxes (34%) consisted of the following:

		2015	2014
	Current	Noncurrent	Noncurrent
Deferred tax assets
Net operating losses	$-	$4,257,995	$4,464,796
Valuation allowance	-	(4,257,995)	(4,464,796)
Net deferred tax asset	$-	$-	-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has changed by $40,963 from December 31, 2014.

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2015 follows:

Expected Provision based on 2015 NOL (based on 34% statutory tax rate)	$(40,963)
Difference between 2014 NOL estimate and actual	206,801
Increase/(decrease) in valuation allowance	(165,838)
Total actual provision	$—

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2015, and 2014, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2015 and 2014, respectively.

NOTE 8 – COMMON STOCK AND PREFERRED STOCK

In the year ended December 31, 2015, 625,000,000 shares of common stock were issued in exchange for $62,500 of interest on a related party convertible promissory note.

For the year ended December 31, 2014, 3,499,064,577 common shares were issued for $354,344 in principal and $9,084 in interest on the convertible notes.

NOTE 9 – OPERATING LEASES

All of the Company’s operating leases were held by its former subsidiary Nevada Rae Gold, Inc. and as such the Company currently has no future operating lease commitments.

NOTE 10 – LEGAL PROCEEDINGS

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

NOTE 11 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company had an accumulated deficit of $47,675,865, negative working capital of $595,647, and negative operating cash flows from the year ended December 31, 2015 of $167,653, raising substantial doubt about its ability to continue as a going concern. During the year ended December 31, 2015, the Company financed its operations through the sale of securities, sale of its Nevada Rae Gold subsidiary and the issuance of debt.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

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

NAME	AGE	POSITIONS

Robert Landau	45	Chief Executive Officer, Chief Financial Officer, President and Chairman

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed on Edgar, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation earned by our officers and directors for the fiscal years ended December 31, 2015 and 2014.

Name	Year	Salary	All Other Compensation	Total

Rob Landau	2015[1]	$48,000	$0	$48,000
	2014[1]	$48,000	$0	$48,000

______________

1. Compensation for Robert Landau’s services as CEO is paid to Leveljump Inc. a company that Mr. Landau controls.

Annual compensation is as follows:

	2015	2014	2013
Robert Landau	$48,000	$48,000	$48,000

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

Other Compensation Arrangements

On June 20, 2007, the Company received consents from a majority of the shares entitled to vote, approving the 2007 Equity Performance Plan which provides for the issuance of common stock awards of up to 20,000,000 shares in aggregate.  The company filed with the SEC and distributed on April 25, 2007 an Information Statement to invite all shareholders to vote on the Plan in accordance with state and federal law.  At December 31, 2015, we have issued 6,598 shares under the 2007 Plan.

On December 28, 2005, the Company received consents from shareholders of 17,877,382 shares, representing a majority of the shares entitled to vote, approving the 2006 Equity Performance Plan which provides for the issuance of common stock awards of up to 10,000,000 shares in aggregate.  The company filed with the SEC and distributed on January 10, 2006 an Information Statement to the shareholders who had not given their consent in accordance with state and federal law. We issued 834 common shares under this plan during 2008, 1982 during 2007, and 846 common shares under this plan during 2006.  At December 31, 2015, we have issued 3,662 shares under the 2006 Plan.

On September 11, 2013, the company received consents from a majority of the shares entitled to vote, approving the 2013 Equity Performance Plan which provides the issuance of common stock awards of up to 50,000,000 shares in aggregate. Upon approval of the 2013 plan both the 2006 Plan and the 2007 Plan were terminated and no additional grants were to be made under those plans. As of December 31, 2015, no shares have been issued.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 10, 2017, the name and shareholdings of each person who owns of record, or was known by us to own beneficially*, 5% or more of the 4,269,909,409 shares of the common stock currently issued and outstanding; the name and shareholdings, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert Landau (1)(2)(3)(4)	4,994,909,987	57.8%
All executive officers and directors as a group (two persons)	4,994,909,987	57.8%

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

±

Represents less than 1%

(1)

The person’s business address is c/o Pacific Gold Corp., #304-85 Scarsdale Rd., Toronto, ON, M3B 2R2.

(2)

Includes 625,062,085 shares of common stock owned by Leveljump Inc., Mr. Landau is the sole shareholder and director of Leveljump Inc. and exercises voting and dispositive power over the shares of common stock beneficially owned by Leveljump Inc.

(3)

Includes 3,000,000,000 shares of common stock that can be issued upon conversion of 300,000 shares of preferred stock owed by Leveljump Inc.

(4)

Includes 1,369,645,000 shares of common stock that can be issued upon conversion of Convertible Promissory Notes held by Leveljump Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2015, Pacific Gold owes $1,248,376 in principal and $121,269 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. During 2016, the note was extended to a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. The note is presented net of $312,500 in discount. As of December 31, 2014 the balance on the note was $1,165,000 in principal and $62,164 in accrued interest.

As of December 31, 2015, Pacific Gold owes a total of $952,000 in principal and $146,295 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year, was extended to a maturity date of June 30, 2019 during 2016 and is convertible into shares of common stock of Pacific Gold at $0.01 per share. As of December 31, 2014 the balance on the note was $952,000 in principal and $51,099 in accrued interest.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc., a company that Mr. Landau controls.

As of December 31, 2015, Pacific gold owes $67,013 to its CEO. Of which $36,000 for accrued and unpaid services as CEO and $31,013 for accrued business expenses that were not yet reimbursed.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees for the fiscal year ended December 31, 2015 totaling $17,750 to Accell Audit and Compliance, PA.

The Company paid audit and financial statement review fees for the fiscal year ended December 31, 2014 totaling $2,800 to Silberstein Ungar, LLC and $22,100 to KLJ & Associates, LLP.

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

4.6

Convertible Promissory Notes issued to Richard Jagodnik on April 26, 2012 and March 25, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.8)

4.7

Convertible Promissory Notes issued to Richard Jagodnik and subsequently transferred to Asher Enterprises, Inc. on February 5, 2013 and March 19, 2013. (incorporated by reference to registrant’s Form 10-K/A, filed on August 1, 2013, Exhibit 4.10)

4.8

Convertible Promissory Notes issued to Al Landau and subsequently transferred to Iconic Holdings, LLC on September 25, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 2, 2013)

4.9

Convertible Promissory Notes issued to Al Landau and subsequently transferred to Iconic Holdings, LLC on October 2, 2013 (incorporated by reference to registrant’s Form 8-K filed on October 9, 2013)

4.10

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

10.3

Amended Agreement with Pilot Metals Inc., dated July 5, 2013 (incorporated by reference to registrant’s Form 10-K filed on April 4, 2014)

10.4

Sale of shares of Pacific Metals Corp. (incorporated by reference to registrant’s Form 10-K filed on January 28, 2016)

10.5

Sale Agreement of interest in Nevada Rae Gold, Inc (1)

21.1

Subsidiaries of Pacific Gold Corp. (1)

23.1

Consent of Accell Audit and Compliance, PA (1)

23.2

Consent of KLJ & Associates, LLP, PLLC (1)

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

(Registrant)	PACIFIC GOLD CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	July 10, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director (Principal	July 10, 2017
Robert Landau	Executive Officer and Principal Financial and Accounting Officer)