Form 10-K
period 2017-12-31
Pacific Gold & Royalty Corp.
filed 2018-07-20
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

COMMISSION FILE NUMBER     000-32629

PACIFIC GOLD & ROYALTY CORP.

WYOMING	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #2987, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 214-1483

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.00001 par value, 50,000,000,000 shares authorized

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes ☐   No ☒

As of July 10, 2018 the aggregate market value of the voting stock held by non-affiliates was approximately $0.

As of July 10, 2018, the Company had outstanding 8,944,909,409 shares of its common stock, par value $0.00001.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Pacific Gold & Royalty Corp. (“Pacific Gold” or “the Company”) is engaged in the identification, acquisition, and development of mining prospects believed to have known gold, tungsten or uranium/vanadium mineral deposits. The main objective is to identify and develop commercially viable mineral deposits on prospects over which the company has rights that could produce revenues. Development of commercially viable mineral deposits of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

The Company was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. On August 22, 2017, the Company relocated its incorporation to the state of Wyoming and changed its name to Pacific Gold & Royalty Corp. Additionally, on August 22, 2017, the Company changed its authorized common shares to 50,000,000,000 and changed its common share par value to $0.00001. The effect of this change was retroactively applied to the December 31, 2016 common stock and additional paid-in capital.

On July 28th, 2017, the Company and the SEC settled an action brought by the SEC whereby the Company would consent to its deregistering of its common shares. On August 4, 2017 the Company’s common shares were deregistered. On October 4th, 2017 the Company file a new 10-12G registration.

Projects and Royalties

Black Rock Canyon Mine (formerly Nevada Rae Gold, Inc.)

On July 15, 2015, the Company sold all of its interest in Nevada Rae Gold, Inc. and the Black Rock Canyon Mine for the following consideration: $300,000, which was all used to satisfy some of the immediate accounts payable of Nevada Rae Gold, Inc.; $100,000 that was paid to the Company in July 2016, of which $54,777 was used to satisfy remaining payroll liability taxes; and a royalty of 4% on all Nevada Rae Gold, Inc. gold sales up to a maximum royalty of $720,000. All of the payments are subject to a 10% finder’s fee which has not yet been paid.

Project W (formerly Pilot Mountain Resources Inc.)

Pilot Mountain Resources Inc. (“PMR”) was merged into Pacific Gold & Royalty Corp. on September 30, 2013.

On February 8, 2011 the Company entered into an Option and Asset Sale Agreement with Pilot Metals Inc. for the purchase of Project W. The main terms called for a payment of $50,000 for a 100 day initial option for Pilot Metals Inc. to conduct due diligence. At the end of the option period Pilot Metals had the right to exercise a second option for $450,000. The Agreement called for further payments 2 years after the date of the second option of $500,000 (failing payment the Agreement would terminate) and further payments of $500,000 on the third anniversary and $500,000 on the fourth anniversary. On payment of the final $500,000 payment ownership would transfer to Pilot Metals. In lieu of making the final payment Pilot Metals could elect a joint venture with the Company. Additionally the Agreement called for a payment of $1,000,000 to the Company upon the commencement of commercial mining at Project W.

On February 25th, 2011 the Company confirmed payment of the initial $50,000 option fee.

On September 8, 2011 Pilot Metals elected to exercise the second option and made a payment to the Company of $450,000.

On July 2nd, 2013 the Company entered into an amendment of the original Agreement for the payments of $500,000 each on the 2nd, 3rd and 4th anniversaries to $350,000 on July 8, 2013, which was received by the Company, and $850,000 on March 31, 2014.

On February 18, 2014, the Company completed another amendment to its Option and Asset Sale Agreement with Pilot Metals Inc. As amended, instead of $850,000 to be paid on March 31, 2014 and $1,000,000 on the commencement of commercial mining, the Company received $200,000 on February 18, 2014 and received $400,000 on March 31, 2014, with $1,500,000 now to be received on the commencement of commercial mining.

The payments made to the Company from Pilot Metals Inc. are subject to a 15% secondary royalty to be paid from the Company to Platoro West, Inc.

On November 22, 2017, the Company executed an Agreement with Pilot Metals Inc. to sell its remaining royalty interest in Project W for $125,000.

Graysill Vanadium/Uranium Mining Claims

The Company owns 40 unpatented federal lode mining claims, in San Juan and Dolores Counties, Colorado, staked in August 2006; immediately southeast of Bolam Pass. The lead claim file number for the file is San Juan County 145097 and Delores County 00150911.The claims are located within the San Juan Mountains, north of Durango, Colorado.  The claims are situated on federal land.  They cover approximately 800 acres of very rugged, mountainous terrain. The claims are subject to an annual renewal fee of $155 each, paid yearly by the Company to the BLM prior to September 1st of each year along with a notice of intent to hold the claims. The mining claims were acquired by staking land owned by the BLM. The staking process involved a physical visit to the site using a GPS to locate USGS corner posts and then placer location monuments at the 4 corners of each prospective claim. Subsequently a field map is prepared and then the claim location notices are filed with the proper county of location and once stamped by the county the claims are then submitted to the Colorado BLM with the appropriate location fee and advance renewal fee of $155 per claim for the subsequent year.

Description and Location

The claims are located at an elevation of 11,000 feet above mean sea level and are accessible by a dirt road that is maintained during the summer months by the United States Forest Service. The property, which is referred to as the Graysill Property, encompasses the historic Graysill Mine, a past producer of vanadium and uranium ore.  Based on generally available public information, the Graysill Mine is known to have produced vanadium and by-product uranium during a period of approximately twenty years after World War II. It is generally estimated that before the mine ceased production in the early 1960’s, approximately 32,000 tons of ore were mined with a reported grade of approximately 2.41% vanadium pentoxide and 0.09% uranium oxide.  No assurance can be given that these reportable grades will be matched in future explorations and operations if commenced.

Vanadium is primarily used as a steel additive to strengthen it. Vanadium also is compatible with titanium, therefore vanadium foil is used in cladding titanium to steel. Vanadium also is a suitable material for the inner structure of a fusion reactor. Several vanadium alloys show superconducting behavior.  Certain vanadium oxides are used in chemical reactions for the production of other products, such as sulfuric acid, ceramics and glass coatings.

Uranium has many uses, notably in the energy and military sectors. Medical and scientific uses are also important within the uranium industry, including for medical diagnostics, cell and medical research and scientific dating.

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

There is no modern determination of mineral reserves, which means there is no current evaluation of the economic or legally extractable or producible mineral deposits within the claims owned by the Company.

The Company has not completed any work on the property aside from an on-site inspection by a mining engineer.

There are currently no usable facilities or infrastructure on the property.

The Company has begun its exploration and development program as outlined below under the heading Business Plan.

No sources of water or power have yet been secured or identified at the property.

A geologist consulting firm, World Industrial Minerals, in April 2012, performed various evaluations of the Graysill uranium - vanadium mine located in Dolores and San Juan Counties Colorado USA. The engagement is broken into several phases, set forth below, and each is dependent on the successful completion of the earlier phases and the existence of positive results that justify the next phases. The engagement of the above firm is on the basis of a general work order for specific tasks.  In the case of phase one, the company and the consulting firm agreed upon the work to be done and the time frame.  There is no long term contract. The company is not obligated to continue to engage the above firm for future phases of the evaluation process, and the company believes that there are other firms available to carry out all or portions of the continued evaluative work.  Therefore, investors should understand that at any point in the geological evaluation, it may be determined not to proceed, and in that case the expense of the evaluation will not be recoverable.

•

Phase 1: Detailed research of the existing mine, including the geology and potential for ultimate production. This phase will include location and assessment of all available literature on the existing mine and provision of a summary report of the findings.  This report will include recommendations about the future work to be performed in respect of the exploration and production of the property.  This report will also suggest budgeting requirements for the subsequent phases.

•

Phase 2: Field Evaluation of property and mine during summer field season. This work will be directed by results of research phase.

•

Phase 3: Exploration program – drilling, sampling of old workings. This work will be directed by results of the field evaluation. Because of the short field season, it is possible that certain samplings by drilling may take place before the commencement of phase two.

•

Phase 4: Prepare NI-43-101 Report of exploration efforts.

Phase one was completed in May 2012, and the Company is now evaluating the report assessing the availability of information about the claims and the recommendations for the next phases of work that needs to be done.

The cost of phase one of the project was $21,000 and included all customary expenses (phone, report preparation, map work etc.). The costs for phases two through four will each be dependent on the results of the prior phase of work being completed and the recommendations of the consultant geologists.

After assessment of the phase one report, together with the test results, the Company has determined that Phase 2 and 3 should proceed.  The Company will have to pursue fund raising activities to fund the exploration it plans to implement.  Because it is very early stages of the exploration phases and the overall viability of the mining property has not been assessed, the Company has not developed a full plan or budget.  Investors should be aware that as an early exploratory company, there may not be any conclusive results or the results of the initial exploration will indicate that the mining property is not viable. Therefore, investors will not be able to realize any gain on their investment.

Competition

Currently, we do not have any direct competition with respect to the specific claims that the Company owns.  Within the industry of vanadium and uranium, if we were to develop production capacity, the Company would compete with other suppliers of these minerals.  Because minerals are sourced world-wide, our competition would include companies operating in diverse locations such as Africa, Australia, the People’s Republic of China and the Americas.  The companies that commonly are producing minerals of this nature are large capitalization companies, with established mining clams and operations.  Their deposits are often refined and sold through related parties or to and through companies with which they have long standing relationships.  In some countries which are seeking to develop their mineral resource capabilities, there are direct and indirect subsidies and supports that give these producers market advantage.  In the United States, we will also have to face the competitive differential imposed by a body of sophisticated, comprehensive environmental laws that cover mining, transportation, refining and distribution of minerals.  Additionally, since there are dangerous aspects to the operation of shaft mining and associated with vanadium and uranium, there is a body of worker protection and similar laws that we will have to comply with.  These may be more restrictive and costly rules than our competitors have to follow, which would make our operations more expensive and less competitive in the world market.

In terms of developing our business plan and conducting exploration and later mineral deposit development, we also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations.

Currently, there is significant competition for financial capital to be deployed in mining and mineral extraction, particularly in relation to the oil and gas extractive industries.  Therefore, it is difficult for smaller mineral companies such as Pacific Metals to attract investment for its exploration activities.  We cannot give any assurances that we will be able to compete for capital funds, and without adequate financial resources management cannot assure that the company will be able to compete in exploration activities and ultimately in mineral deposit development, production and sales.

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

For the purposes of exploration drilling, the company will be subject to the approval of a plan of operations submitted to the US Forest Service and/or the BLM. Additionally, the plan of operations for exploration drilling will have to be approved by the Colorado Division of Reclamation, Mining and Safety and the Colorado Department of Public Health and Environment. Once the plan of operations is approved by these agencies, the company must post a bond with the state prior to commencing any exploration work that disturbs the ground in a material manner, which bond amount will cover reclaimation and other costs in the event the Company fails to act in accordance with its plan.

The preparation and filing of the plan of operations for exploration drilling and the associated permitting is not difficult process because of the limited intrusion into the land.  The Company believes that once it has the necessary reports that it will be able to formulate a plan and obtain the necessary permits.   The permits related to the number of drill sites, the location, and the extent of the drilling, as well as the expected disruption to the land and the necessary steps for reclaimation.

In the future, if and when the Company progresses to establishing a mining operation, in order to begin operating a mine, the Company must have an approved plan of operations with the US Forest Service and/or BLM, an approved Air permit with the Colorado Department of Public Health and Environment, an approved water pollution control permit with the Colorado Department of Public Health and Environment, an approved and acceptable bond with the Colorado Department of Public Health and Environment and US Forest Service and/or BLM, any business license required by the relevant counties and must also abide by al Mine Safety and Health Agency regulations. The Colorado Division of Reclamation has permitting oversight on all reclamation plans. Since the minerals include some that are may be radioactive, the company will also have to comply with the regulation of radioactive materials of the State of Colorado, which will be an added permitting process within the overall plan of operations for an operating mine.  Before the plan of operations will be filed, the company will have to arrange for a source of water, develop a water pollution control system, and develop a air pollution control system, in addition to all the other aspects of opening a mine for operations.

We must comply with the annual staking and patent maintenance requirements of the State of Colorado and the United States Bureau of Land Management, which included the payment of the annual renewal fee for each claim.  We must also comply with the filing requirements of our proposed exploration and development, including Notices of Intent and Plans of Operations.  In connection with our exploration and assessment activities, we have pursued necessary permits where exemptions have not been available although, to date, most of these activities have been done under various exemptions.  We will need to file for water use and other extractive-related permits in the future.

Employees

Pacific Gold & Royalty Corp. has one employee who is the executive officer. From time to time we hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers, for differing periods to facilitate the implementation of our business plan.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTY

All mining claims owned or leased by Pacific Gold & Royalty Corp. and its subsidiaries are federal mining claims under the jurisdiction of the BLM and/or the U.S. Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.

Pacific Gold & Royalty Corp.

The head office of Pacific Gold & Royalty Corp. is located at #304-85 Scarsdale Rd., Toronto Ontario, M3B 2R2. Pacific Gold & Royalty Corp.is using office space provided by its CEO on a gratis basis.

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

ITEM 4. MINE SAFETY DISCLOSURE

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

The common stock is not traded in any market or electronic medium.  We intend to seek inclusion in the trading platforms of the Pink Sheets Group LLC or the Over-the-Counter Bulletin Board and are in the process of implementing steps to that end.  There can be no assurance given that the common stock will be traded in any public market.  Moreover, if our common stock is traded, there can be no assurance given that there will be active trades in the security or at all.  Therefore, holders of our common stock may not be able to sell it from time to time.

The common stock was previously traded in the over-the-counter market and quoted on the OTC Markets under the symbol "PCFG".

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions):

	2017				2016
QUARTER ENDED	HIGH		LOW		HIGH	LOW
December 31	$	N/A	$	N/A	$0.0001	$0.0001
September 30		$0.0002		$0.0001	$0.0001	$0.0001
June 30		$0.0001		$0.0001	$0.0001	$0.0001
March 31		$0.0001		$0.0001	$0.0001	$0.0001

Deregistration of Common Stock

On July 28th, 2017, the Company and the SEC settled an action brought by the SEC whereby the Company would consent to its deregistering of its common shares. On August 4, 2017 the Company’s common shares were deregistered. The reports that the Company had failed to file were the 10-Q reports for March, June and September 2016, the 10-K report for December 2016 and the 10-Q reports for March and June 2017.

Holders

As of August 31, 2017, the Company has approximately 7,000 shareholders of record and beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Recent Sales of Unregistered Securities

On August 7, 2017, 1,500,000,000 shares of common stock were issued in exchange for $150,000 of interest on a related party convertible note.

On August 7, 2017, 2,975,000,000 shares of common stock were issued in exchange for 297,500 shares of preferred stock.

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

The financial information set forth in the following discussion should be read with the financial statements of Pacific Gold & Royalty Corp. included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had $523 in revenues from gold royalties and a one-time revenue of $125,000 on the sale of its Pilot Mountain royalty, for the year ended December 31, 2017.

Operating expenses for the year ended December 31, 2017 totaled $96,559.  Executive salaries incurred were $48,000 for the year.  Legal and professional fees of $4,358 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $8,340. Advertising and public relations expenses totaled $226.  Interest expense totaled $287,207 for the year for interest accrued on debt and interest expensed for late fees on trade payables. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term with our evaluations of future mining prospects.

The Company had no revenues from the sale of gold or from royalties for the year ended December 31, 2016.

Operating expenses for the year ended December 31, 2016 totaled $125,235.  Executive salaries incurred were $96,000 for the year.  Legal and professional fees of $14,085 were incurred for services performed with respect to acquisitions and mining prospect evaluation, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to geological studies, fieldwork, site visits, preparation of mining permit applications and consulting fees of $0. Advertising and public relations expenses totaled $425. Interest expense totaled $270,390 for the year for interest accrued on debt and interest expensed for late fees on trade payables. Amortization of debt discount was $312,500. The Company also had a gain on the extinguishment of old debt of $91,762. The remaining expenses relate to office, general administrative and stock transfer agent fees.

Liquidity and Capital Resources:

Since inception to December 31, 2017, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of December 31, 2017, our assets totaled $58,538, which consisted of cash. Our total liabilities were $3,819,982 which primarily consisted of related parties’ notes payable of $2,451,844, accounts payable and accrued expenses of $661,061, and promissory notes of $319,840. We had an accumulated deficit of $48,550,470 and a working capital deficit of $602,523 at December 31, 2017.

As of December 31, 2017, Pacific Gold & Royalty Corp. owes $1,325,951 in principal and $170,390 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year. The note is due on June 30, 2019 and is convertible into shares of common stock of Pacific Gold & Royalty Corp. at $0.0001 per share.

As of December 31, 2017, Pacific Gold & Royalty Corp. owes a total of $1,125,893 in principal and $168,876 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year and due on June 30, 2019 and is convertible into shares of common stock of Pacific Gold & Royalty Corp. at $0.01 per share.

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

New Accounting Pronouncements

Pacific Gold & Royalty Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

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

N/A

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pacific Gold & Royalty Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pacific Gold & Royalty Corp. (the "Company") as of December 31, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

July 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Gold & Royalty Corp.

We have audited the accompanying consolidated balance sheet of Pacific Gold & Royalty Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gold & Royalty Corp. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10, the Company has incurred net losses and negative cash flow from operations since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

September 29, 2017

4806 West Gandy Boulevard i Tampa, Florida 33611 i 813.440.6380

Pacific Gold & Royalty Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$58,538	$229
Amounts Receivable for Assets Sale	-	-
Total Current Assets	58,538	229
Other Assets:
Total Other Assets	-	-
TOTAL ASSETS	$58,538	$229
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$396,641	$395,757
Accrued Expenses	264,420	199,457
Total Current Liabilities	661,061	595,214
Long Term Liabilities:
Accrued Interest - Promissory Notes	47,970	15,990
Promissory Notes, long - term portion	319,840	319,840
Accrued Interest - Related Party Notes Payable	339,267	129,040
Related Party Notes Payable - long - term portion	2,451,844	2,593,348
Total Liabilities	3,819,982	3,653,432
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 and 300,000 shares outstanding at September 30, 2017 and December 31, 2016	-	300
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized, 8,944,909,409 and 4,469,909,409 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Additional Paid-in Capital	44,789,026	44,638,725
Accumulated Deficit	(48,550,470)	(48,292,228)
Total Stockholders' Deficit	(3,761,444)	(3,653,203)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,538	$229

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2017	2016
Revenue:
Total Revenue	$524	$-
Production Costs
Depreciation	-	-
Gross Margin	524	-
Operating Expenses:
General and Administrative	90,359	125,235
Mining claims	6,200	-
Total Operating Expenses	96,559	125,235
Loss from Operations	(96,035)	(125,235)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	-	91,762
Gain (Loss) on Sale of Royalty	125,000	-
Change in Fair Value of Derivative Liability	-	-
Sub Lease Rents	-	-
Imputed Interest Income	-	-
Foreign Exchange Gain (Loss)	-	-
Other Income	-	-
Gain (Loss) on Sale of Equipment	-	-
Bad Debt Expense	-	-
Interest Expense	(287,207)	(270,390)
Impairment Loss	-	-
Amortization of Debt Discount	-	(312,500)
Total Other Income (Expenses)	(162,207)	(491,128)
Net Loss	$(258,242)	$(616,363)
Basic and Diluted Loss per Share	$(0.00004)	$(0.00014)
Weighted Average Shares Outstanding:
Basic and Diluted	6,247,649,135	4,370,455,857

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

Consolidated Statements of Stockholders' Deficit

For the Years ended December 31, 2017 and 2016

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	4,269,909,409	$-	300,000	$300	$44,618,725	$(47,675,865)	$(3,056,840)
Conversion of Related Party Note Payable	200,000,000	-	-	-	20,000		20,000
Net Loss	-	-	-	-	-	(616,363)	(616,363)
Balance at December 31, 2016	4,469,909,409	$-	300,000	$300	$44,638,725	$(48,292,228)	$(3,653,203)
Conversion of Related Party Note Payable	1,500,000,000	-			150,000		150,000
Conversion of Preferred Stock	2,975,000,000	-	(300,000)	(300)	300		-
Net Loss	-	-	-	-	-	(258,242)	(258,242)
Balance at December 31, 2017	8,944,909,409	$-	-	$-	$44,789,025	$(48,550,470)	$(3,761,444)

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(258,242)	$(616,363)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization of Debt Discount	-	312,500
Changes in:
Amounts Receivable on Assets Sale	-	45,223
Accounts Payable	884	(85,936)
Accrued Expenses	64,963	40,145
Accrued Interest	242,207	269,554
NET CASH USED IN OPERATING ACTIVITIES	49,812	(34,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Royalty	125,000	-
Proceeds from Sale of Assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	125,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(116,504)	-
Proceeds from Related Party Notes Payable	-	34,971
NET CASH PROVIDED BY FINANCING ACTIVITIES	(116,504)	34,971

NET CHANGE IN CASH AND CASH EQUIVALENTS	58,308	94

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,538	$229
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Change in and accelerated amortization of derivative liability on conversions	$-	$-
Accrued Interest added to Note Principal	$-	$-
Conversion of Related Party Notes Payable into Common Stock	$-	$20,000
Assignment of Portion of Promissory Note to Convertible Note	$-	$-
Assignment of Portion of Related Party Notes to Convertible Note	$-	$-
Conversion of Accrued Interest into Common Stock	$-	$-
Conversion of Related Party Notes into Preferred Shares	$-	$-
Amounts Receivable for Assets Sale	$-	$-
Deemed Dividend related to Conversion of Debt to Preferred Shares	$-	$-

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold & Royalty Corp. (“Pacific Gold” or “the Company”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. On August 22, 2017 the name was changed to Pacific Gold & Royalty Corp. and the Company’s state of incorporation was moved to Wyoming additionally the Company changed its authorized common shares to 50,000,000,000 and changed its common share par value to $0.00001. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold, vanadium, uranium, and tungsten mineral deposits. Pacific Gold currently owns mining claims and royalties on mining property in Nevada and Colorado.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("GAAP") and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include all of the accounts of Pacific Gold & Royalty Corp. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2017 and December 31, 2016 cash includes cash in the bank.

Revenue Recognition

Pacific Gold will recognize revenue from the sale of minerals when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.

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

As per Industry Guide 7, there are no proven or probable reserves as of December 31, 2017.

Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of December 31, 2017 and 2016, respectively the Company had 15,129,677,300 and 17,656,113,300 of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the years ended December 31, 2017 and 2016, the Company incurred $227 and $425, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the years ended December 31, 2016 or 2015.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – MINERAL RIGHTS

Graysill Claims

On August 31, 2015, the Company acquired the Graysill Mining claims for no consideration but assumed the annual claims registration fees. These claims had been previously owned by the Company’s subsidiary company, Pacific Metals Corp.

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

On November 22, 2017, the Company executed an Agreement with Pilot Metals Inc. to sell its remaining royalty interest in Project W for $125,000.

NOTE 3 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of December 31, 2017, Pacific Gold owes $1,325,951 in principal and $170,391 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year with a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. As of December 31, 2016 the balance on the note was $1,467,454 in principal and $72,748 in accrued interest.

As of December 31, 2017, Pacific Gold owes a total of $1,125,893 in principal and $168,876 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year with a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.01 per share. As of December 31, 2016 the balance on the note was $1,125,893 in principal and $56,292 in accrued interest.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc., a company that Mr. Landau controls.

As of December 31, 2017, Pacific Gold owes $115,457 to its CEO for accrued and unpaid services as CEO, which is included in “Accrued Expenses” in the accompanying balance sheet.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement.

NOTE 4 – PROMISSORY NOTE

The note accrues interest at a rate of 10% per annum with a maturity date of June 30, 2019. As of December 31, 2017, there was a principal balance of $319,840 and $47,970 in accrued interest and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

NOTE 5 – INCOME TAXES

Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2016 and 2015, Pacific Gold incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $13,139,879 at December 31, 2016, and will expire in the years 2029 through 2036.

At December 31, 2016, and 2015 deferred taxes (34%) consisted of the following:

		2016	2015
	Current	Noncurrent	Noncurrent
Deferred tax assets
Net operating losses	$-	$4,467,559	$4,257,995
Valuation allowance	-	(4,467,559)	(4,257,995)
Net deferred tax asset	$-	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance has changed by $209,563 from December 31, 2015.

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2016 follows:

Expected Provision based on 2016 NOL (based on 34% statutory tax rate)	$(209,563)
Difference between 2015 NOL estimate and actual	265,535
Increase/(decrease) in valuation allowance	(55,972)
Total actual provision	$—

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2016, and 2015, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at December 31, 2016 and 2015, respectively.

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

On August 7, 2017, 1,500,000,000 shares of common stock were issued in exchange for $150,000 of interest on a related party convertible note.

On August 7, 2017, 2,975,000,000 shares of common stock were issued in exchange for 297,500 shares of preferred stock.

In the year ended December 31, 2016, 200,000,000 shares of common stock were issued in exchange for $20,000 of principal on a related party convertible promissory note.

NOTE 7 – OPERATING LEASES

The Company currently has no future operating lease commitments.

NOTE 8 – LEGAL PROCEEDINGS

From time to time, the Company may become involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

NOTE 9 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had an accumulated deficit of $48,550,470, negative working capital of $602,523, and negative operating cash flows from the year ended December 31, 2017 of $356,704 raising substantial doubt about its ability to continue as a going concern. During the year ended December 31, 2017, the Company financed its operations through the sale of securities, sale of its Nevada Rae Gold subsidiary and the issuance of debt.

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

NOTE 10 – SUBSEQUENT EVENTS

On March 17th the company sold the Graysill claims for $60,000 CDN and a 2% net smelter royalty with the purchaser having the option to purchase 1% of the 2% net smelter royalty for $1,000,000 CDN. The Company has assigned 25% of its rights under the net smelter agreement to a third party finder for this purchase.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE;

The following table sets forth information concerning the directors and executive officers of Pacific Gold & Royalty Corp. and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITIONS

Robert Landau	46	Chief Executive Officer, Chief Financial Officer, President and Chairman

Mr. Robert Landau has been the President, Chief Executive Officer Chief Financial Officer and Chairman of the Board of Pacific Gold & Royalty Corp. since April 2005. Mr. Landau also works as a consultant advising other non-mining companies on mergers and acquisitions. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto. Mr. Landau is responsible for the strategic direction of the Company.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed on Edgar, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation earned by our officers and directors for the fiscal years ended December 31, 2017 and 2016.

Name	Year	Salary	All Other Compensation	Total

Rob Landau	2017[1]	$48,000	$0	$48,000
	2016[1]	$48,000	$0	$48,000

______________

1. Compensation for Robert Landau’s services as CEO is paid to Leveljump Inc. a company that Mr. Landau controls.

Annual compensation is as follows:

	2017	2016	2015
Robert Landau	$48,000	$48,000	$48,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2017, the name and shareholdings of each person who owns of record, or was known by us to own beneficially*, 5% or more of the 8,944,909,409 shares of the common stock currently issued and outstanding; the name and shareholdings, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert Landau (1)(2)(3)	19,611,804,987	83.6%
All executive officers and directors as a group (two persons)	19,611,804,987	83.6%

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

±

Represents less than 1%

(1)

The person’s business address is c/o Pacific Gold & Royalty Corp., #304-85 Scarsdale Rd., Toronto, ON, M3B 2R2.

(2)

Includes 5,100,062,085 shares of common stock owned by Leveljump Inc., Mr. Landau is the sole shareholder and director of Leveljump Inc. and exercises voting and dispositive power over the shares of common stock beneficially owned by Leveljump Inc.

(3)

Includes 14,511,540,000 shares of common stock that can be issued upon conversion of Convertible Promissory Notes held by Leveljump Inc.

Code of Ethics

We do not currently have a Code of Ethics in place for the company. Our business operations are not complex and are very limited, and we currently have only one shareholder. The company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017, Pacific Gold & Royalty Corp. owes $1,325,951 in principal and $170,391 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year with a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold & Royalty Corp. at $0.0001 per share. As of December 31, 2016 the balance on the note was $1,467,454 in principal and $72,748 in accrued interest.

As of December 31, 2017, Pacific Gold & Royalty Corp. owes a total of $1,125,893 in principal and $168,876 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year with a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold & Royalty Corp. at $0.01 per share. As of December 31, 2016 the balance on the note was $1,125,893 in principal and $56,292 in accrued interest.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc., a company that Mr. Landau controls.

As of December 31, 2017, Pacific Gold & Royalty Corp. owes $115,457 to its CEO for accrued and unpaid services as CEO, which is included in “Accrued Expenses” in the accompanying balance sheet.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees for the fiscal year ended December 31, 2017 totaling $ to BF Borgers CPA PC.

The Company paid audit and financial statement review fees for the fiscal year ended December 31, 2016 totaling $17,875 to Accell Audit and Compliance, PA.

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a. Exhibits

Exhibit Number

Name of Exhibit

3.1

Articles of Continuance to State of Wyoming (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

3.2

Bylaws of Pacific Gold & Royalty Corp. (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

4.1

Form of Common Stock Certificate (incorporated by reference to registrant’s Form 10-SB, filed on April 30, 2001, Exhibit 4.1).

4.2

Convertible Promissory Notes issued to Al Landau on June 30, 2016 and June 30, 2014. (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

4.3

Convertible Promissory Notes issued to Richard Jagodnik on June 30, 2016 and June 30, 2014. (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

4.4

Convertible Promissory Notes issued to Leveljump Inc. on June 30, 2016 and June 30, 2014. (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

10.1

Agreements and amendments with Pilot Metals Inc. (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

10.2

2013 Equity Performance Plan (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

10.3

Third Amendment Agreement and Deed Reconveyance for Pilot Mountain Royalty (incorporated by reference to registrant’s Form 10-10-12G, filed on October 4, 2017)

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Pacific Gold & Royalty Corp.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	July 20, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director (Principal	July 20, 2018
Robert Landau	Executive Officer and Principal Financial and Accounting Officer)