Form 10-Q
period 2018-03-31
Pacific Gold & Royalty Corp.
filed 2018-07-24
CIK 1137855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

Commission File Number       000-32629

PACIFIC GOLD & ROYALTY CORP.

 (Exact name of registrant as specified in charter)

Wyoming	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2987, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (416) 214-1483

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

As of July 16, 2018, the Company had outstanding 8,944,909,409 shares of its common stock, par value $0.00001.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacific Gold & Royalty Corp.

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$58,538
Amounts Receivable for Assets Sale	-	-
Total Current Assets	-	58,538
Other Assets:
Total Other Assets	-	-
TOTAL ASSETS	$-	$58,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$396,508	$396,641
Accrued Expenses	222,578	264,420
Total Current Liabilities	619,086	661,061
Long Term Liabilities:
Accrued Interest - Promissory Notes	55,965	47,970
Promissory Notes, long - term portion	319,840	319,840
Accrued Interest - Related Party Notes Payable	360,561	339,267
Related Party Notes Payable - long - term portion	2,444,044	2,451,844
Total Liabilities	3,799,496	3,819,982
Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, 0 and 300,000 shares outstanding at September 30, 2017 and December 31, 2016	-	-
Common Stock - $0.0000000001 par value; 10,000,000,000 shares authorized, 8,944,909,409 and 4,469,909,409 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Additional Paid-in Capital	44,789,026	44,789,026
Accumulated Deficit	(48,588,522)	(48,550,470)
Total Stockholders' Deficit	(3,799,496)	(3,761,444)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$58,538

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

Consolidated Statements of Operations

	Quarter Ended
	March 31,	March 31,
	2018	2017
Revenue:
Total Revenue	$-	$-
Production Costs
Depreciation	-	-
Gross Margin	-	-
Operating Expenses:
General and Administrative	14,605	16,742
Mining claims	-	-
Total Operating Expenses	14,605	16,742
Loss from Operations	(14,605)	(16,742)
Other Income (Expenses)
Gain (Loss) on Extinguishment of Debt	-	-
Gain (Loss) on Sale of Royalty	-	-
Change in Fair Value of Derivative Liability	-	-
Gain (Loss) on Sale of Mining Claims	45,842	-
Imputed Interest Income	-	-
Foreign Exchange Gain (Loss)	-	-
Other Income	-	-
Gain (Loss) on Sale of Equipment	-	-
Bad Debt Expense	-	-
Interest Expense	(69,290)	(72,854)
Impairment Loss	-	-
Amortization of Debt Discount	-	-
Total Other Income (Expenses)	(23,448)	(72,854)
Net Loss	(38,053)	(89,596)

Basic and Diluted Loss per Share	$(0.000004)	$(0.00002)
Weighted Average Shares Outstanding:
Basic and Diluted	8,944,909,409	4,370,455,857

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(38,053)	$(89,597)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Depletion	-	-
Imputed Interest Income	-	-
Bad Debt Expense	-	-
Non-cash Portion of Interest on Convertible Debt	-	-
Issuance of Stock for Services	-	-
Asset Write Down	-	-
Asset Impairment Loss	-	-
(Gain) Loss on Sales of Assets	-	-
(Gain on disposal of Subsidiary	-	-
(Gain) Loss on Extinguishment of Debt	-	-
Deferred Rent	-	-
Amortization of Debt Discount	-	-
Change in Fair Value of Derivative Liability	-	-
Changes in:
Inventory	-	-
Amounts Receivable on Assets Sale	-	-
Prepaid Expenses	-	-
Accounts Payable	(133)	4,652
Accrued Expenses – Related Party Salary and Expenses	(45,842)	-
Accrued Expenses	(41,842)	12,000
Accrued Interest	29,289	72,854
NET CASH USED IN OPERATING ACTIVITIES	(96,581)	(91)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property Plant, Equipment and Mineral Rights	-	-
Investment in Reclamation Bond	-	-
Net Change in Deposits	-	-
Proceeds from Sale of Subsidiary	-	-
Proceeds from Sale of Mining Claims	45,842	-
NET CASH USED IN INVESTING ACTIVITIES	45,842	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Related Party Notes Payable	(7,800)	-
Proceeds from Related Party Notes Payable	-	-
Proceeds from Promissory Notes	-	-
Payment on Convertible Notes	-	-
Proceeds from Convertible Notes	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,800)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,539)	(91)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,538	229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$138

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Change in and accelerated amortization of derivative liability on conversions	$-	$-
Accrued Interest added to Note Principal	$-	$-
Conversion of Related Party Notes Payable into Common Stock	$-	$-
Assignment of Portion of Promissory Note to Convertible Note	$-	$-
Assignment of Portion of Related Party Notes to Convertible Note	$-	$-
Conversion of Accrued Interest into Common Stock	$-	$-
Conversion of Related Party Notes into Preferred Shares	$-	-
Amounts Receivable for Assets Sale	$-	$-
Deemed Dividend related to Conversion of Debt to Preferred Shares	$-	$-

See accompanying notes to the consolidated financial statements

Pacific Gold & Royalty Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Pacific Gold & Royalty Corp. (“Pacific Gold” or “the Company”) was originally incorporated in Nevada on December 31, 1996 under the name of Demand Financial International, Ltd.  On October 3, 2002, Demand Financial International, Ltd. changed its name to Blue Fish Entertainment, Inc.  On August 5, 2003, the name was changed to Pacific Gold Corp. On August 22, 2017 the name was changed to Pacific Gold & Royalty Corp. and the Company’s state of incorporation was moved to Wyoming additionally the Company changed its authorized common shares to 50,000,000,000 and changed its common share par value to $0.00001. Pacific Gold is engaged in the identification, acquisition, and development of prospects believed to have gold, vanadium, uranium, and tungsten mineral deposits. Pacific Gold currently owns royalties on mining property in Nevada and Colorado.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2018 and December 31, 2017 cash includes cash in the bank.

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

As per Industry Guide 7, there are no proven or probable reserves as of March 31, 2018.

Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, Pacific Gold recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2018 and December 31, 2017, respectively, the Company had 15,129,677,300 and 15,129,677,300 of potentially dilutive common stock equivalents.

Advertising

The Company’s policy is to expense advertising costs as incurred. For the three months ended March 31, 2018 and 2017, the Company incurred $0 and $0, respectively, in advertising costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation which requires that the fair value compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.   Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. There were no stock options granted during the three months ended March 31, 2018 or 2017.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – MINERAL RIGHTS

Graysill Claims

On March 17th, 2018, the company sold the Graysill claims to an unrelated third party for $60,000 in Canadian funds or $45,842 US, and a 2% net smelter royalty with the purchaser having the option to purchase 1% of the 2% net smelter royalty for $1,000,000 CDN. The Company has assigned 25% of its rights under the net smelter agreement to a third party finder for this purchase. The Company used the funds to reduce a related party expenses and pay management salaries in the amounts of $23,963 and $21,879 respectively.

Pilot Mountain Resources Royalty

On November 22, 2017, the Company executed an Agreement with Pilot Metals Inc. to sell its remaining royalty interest in Project W for $125,000.

Black Rock Canyon Mine

The Company holds a royalty on gold produced from the Black Rock Canyon Mine, located in Crescent Valley, NV, at a rate of 4% of net gold sales.

NOTE 3 – SHAREHOLDER NOTE PAYABLE/RELATED PARTY TRANSACTIONS

As of March 31, 2018, Pacific Gold owes $1,318,151 in principal and $163,539 in accrued interest to a company owned by the Chief Executive Officer. The amount due is represented by a promissory note accruing interest at 10% per year with a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.0001 per share. As of December 31, 2017, the balance on the note was $1,325,951 in principal and $170,391 in accrued interest.

As of March 31, 2018, Pacific Gold owes a total of $1,125,893 in principal and $197,022 in accrued interest to a related party of our Chief Executive Officer. The amount due is represented by promissory notes accruing interest at 10% per year with a maturity date of June 30, 2019 and is convertible into shares of common stock of Pacific Gold at $0.01 per share. As of December 31, 2017, the balance on the note was $1,125,893 in principal and $168,876 in accrued interest.

Compensation for Robert Landau’s services as CEO is Paid to Leveljump Inc., a company that Mr. Landau controls.

As of March 31, 2018, Pacific gold owes $105,587 to its CEO for accrued and unpaid services as CEO, which is included in “Accrued Expenses” in the accompanying balance sheet.

An officer of the Company has provided office space to the Company without charge. There is no obligation for the officer to continue this arrangement.

NOTE 4 – PROMISSORY NOTE

The note accrues interest at a rate of 10% per annum with a maturity date of June 30, 2019. As of March 31, 2018, there was a principal balance of $319,840 and $55,965 in accrued interest and is convertible into shares of common stock of Pacific Gold at $0.01 per share.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

On August 7, 2017, 1,500,000,000 shares of common stock were issued in exchange for $150,000 of interest on a related party convertible note.

On August 7, 2017, 2,975,000,000 shares of common stock were issued in exchange for 297,500 shares of preferred stock.

During the year ended December 31, 2016, 200,000,000 shares of common stock were issued in exchange for $20,000 of principal on a related party convertible promissory note.

NOTE 6 – OPERATING LEASES

The Company currently has no future operating lease commitments.

NOTE 7 – LEGAL PROCEEDINGS

From time to time, the Company may become involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future consolidated financial statements or operations.

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had an accumulated deficit of $48,588,522, negative working capital of $619,086, and negative operating cash flows from the year ended December 31, 2017 of $38,053 raising substantial doubt about its ability to continue as a going concern. During the quarter ended March 31, 2018, the Company financed its operations through the sale of its Pilot Mountain Royalty.

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

NOTE 9 – SUBSEQUENT EVENTS

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

Projects and Royalties

Black Rock Canyon Mine (formerly Nevada Rae Gold, Inc.)

The Company holds a royalty on the Black Rock Canyon Mine for 4% on all Nevada Rae Gold, Inc. gold sales up to a maximum of $720,000.

Project W (formerly Pilot Mountain Resources Inc.)

On November 22, 2017, the Company executed an Agreement with Pilot Metals Inc. to sell its remaining royalty interest in Project W for $125,000.

Graysill Vanadium/Uranium Mining Claims

On March 17th, 2018, the company sold the Graysill claims to an unrelated third party for $60,000 CDN and a 2% net smelter royalty with the purchaser having the option to purchase 1% of the 2% net smelter royalty for $1,000,000 CDN. The Company has assigned 25% of its rights under the net smelter agreement to a third-party finder for this purchase.

Financial Condition and Changes in Financial Condition

The Company had no revenue from any royalties for the three months ended March 31, 2018.

Operating expenses for the three months ended March 31, 2018, totaled $14,605. The Company incurred primarily administrative expenses at its head office. Interest expense totaled $69,290. The remaining expenses relate to general administrative expenses.

The Company had no revenue from the sale of gold in the three months ended March 31, 2017.

Operating expenses for the three months ended March 31, 2017, totaled $16,742. Interest expense totaled $72,854. The remaining expenses relate to general administrative expenses.

Liquidity and Capital Resources

Since inception to March 31, 2018, we have funded our operations from the sale of securities, issuance of debt and loans from a shareholder.

As of March 31, 2018, our assets totaled $(2), which consisted primarily of cash. Our total liabilities were $3,799,494 which primarily consisted of related parties’ notes payable and accrued interest of $2,444,044, accounts payable and accrued expenses of $619,084, and promissory notes with accrued interest of $319,840. We had an accumulated deficit of $48,588,522 and a working capital deficit of $619,086 at March 31, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of March 31, 2018.  Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

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

N/A

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

(Registrant)	PACIFIC GOLD & ROYALTY CORP.

By:	/s/ Robert Landau
Robert Landau, President
(Chief Executive Officer)

Date:	July 24, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	July 24, 2018
Robert Landau